Form 10-K
period 1994-01-31
PURITAN BENNETT CORP
filed 1994-05-02
CIK 81199

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED JANUARY 31, 1994
                                       OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________
COMMISSION FILE NUMBER 0-3717

                          PURITAN-BENNETT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                        44-0399150
        (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

          9401 INDIAN CREEK PARKWAY
           BUILDING #40, SUITE 300
               P. O. BOX 25905
            OVERLAND PARK, KANSAS                      66225
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   913-661-0444

        SECURITIES REGISTERED PURSUANT SECTION 12(B) OF THE ACT:   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common stock, $1.00 par value
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

  The aggregate market value of Common Stock held by non-affiliates on April 26, 1994 was approximately $21.25. Such value was computed by reference to the reported last sales price of such stock on April 26, 1994.

  There were 12,407,027 shares of the Puritan-Bennett Corporation Common Stock, $1.00 par value, outstanding on April 26, 1994.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual stockholders meeting to be held June 10, 1994 are incorporated by reference in Part III.

  Portions of the Annual Report to Stockholders for Fiscal Year Ending January 31, 1994 are incorporated by reference in Parts I and II.

PART I


ITEM 1.  BUSINESS
- - -----------------

GENERAL

  Puritan-Bennett Corporation (the "Company") was reincorporated in Delaware in August, 1968. The Company is the successor to a business founded in 1913 that was incorporated in the State of Missouri and was a pioneer in the use of oxygen as a medicinal agent.

  The Company is primarily engaged in the development, manufacture, and sale of products related to respiration. Such products are used in a wide variety of health care settings and on aircraft. The Company's intentions are global in scope; and it aspires to be the preeminent respiratory company in the world.

  Since 1982, the Company has pursued a strategy that focuses on expanding its leading position within the hospital and aviation markets, and on continuing to build a major presence in the home care market. To penetrate these differing markets more effectively, the Company has developed sales forces and other channels of distribution to address the home care, hospital, and physician markets. Aggressive efforts have been made to expand international sales.

  The Company is organized in three main business areas. The Bennett Group mainly covers the hospital market. The Puritan Group mainly covers home respiratory care, medical gases and physician markets. Aero Systems covers primarily general and commercial aviation.

PRODUCTS AND RELATED MARKETS

 BENNETT GROUP

  The Company's strategy in the hospital market has been to expand its historical leadership position by designing products that provide new modes of treatment and respond to the need of hospitals to enhance labor productivity while maintaining high standards of quality and reliability. The ventilator sold to the hospital market is a microprocessor controlled ventilator. This ventilator is designed to ease the work of patient breathing and lessen patient discomfort. It automatically performs pulmonary function diagnostic tests and reduces therapists' time spent attending to patients and preparing the ventilators for patient use. The Company believes that respiratory care activities represent an important labor cost component of a hospital's operations and that its strategy is consistent with hospital cost containment objectives. The Company is also designing its products as systems to allow for future enhancements through integration with existing or planned Company products. Significant products within this Group include:

  7200(R) SERIES VENTILATORY SYSTEM: The primary respiratory care products purchased by hospitals are ventilators (sometimes called respirators) used to assist or manage respiration in a variety of acute care settings. The 7200 Series ventilator is also used in settings, where chronically-ventilator dependent patients require a more sophisticated ventilator to improve the chances of weaning. This is the Company's most advanced ventilator and remains the standard of the industry. It was designed to allow for future hardware and software enhancements the Company continues to develop. Current options include a digital communications interface, a printer, pressure support software, flow-by software, respiratory lung mechanics software, an oxygen monitor, a pulse oximetry option, a flat panel display and two significant software options namely an enhanced flow-by and a graphic wave forms option.

  For the year, incoming unit orders for the 7200 Series ventilators declined 8% worldwide - down 18% in the U.S., essentially unchanged in Europe, and up 18% in the rest of the world. This portion of the Company's business was affected by developments affecting hospital capital spending such as health care reform uncertainty in the U.S. and recessionary economic conditions in Europe. Moreover, a tragic fire in September 1993 at Maimonides Medical Center in Brooklyn, New York called into question the safety of the 7200 Series ventilators and certain of its accessories, which were absolved four months later by the findings of an extensive, independent investigation. All of the worldwide order decline occurred in the first quarter; during the remainder of the year unit orders slightly exceeded prior year levels. The remainder of the year was spent replenishing backlog depleted during the first quarter, so the company is entering FY 1995 with a unit backlog 17% larger than a year ago.

  The Company continues to pursue an active research and development program related to critical care ventilation. There are further product enhancements now available in most international countries, but are awaiting FDA clearance for sale in the U.S. It is not possible to predict when such clearance will be received. Increasingly, the Company expects to introduce new and improved products outside the U.S. before it will be possible to introduce them to the U.S. market.

  CLINIVISION(R): This personal computer-based patient care and respiratory therapy department management system integrates the patient data captured and processed by the 7200 Series ventilator, as well as other clinical data, into a management information system that can be used by respiratory therapy department directors and therapists to manage and monitor patient care and staffing requirements. Once interfaced to the host hospital information system, CliniVision electronically handles admitting, discharge, transfer, and order entry data, as well as transmitting billing and results reporting. During fiscal year 1994, the Company enhanced CliniVision significantly making it an even more powerful productivity tool and widening the feature/benefit gap between CliniVision and competitive alternatives. Some enhancements introduced include a PhoneLink module that provides two-way access to the CliniVision database from an unlimited number of remote locations over existing phone lines. CliniVision To Go, which consists of a CliniVision PhoneLink Hand Held Computer, a battery-powered modem and printer and a PB 100 Renaissance(R) Spirometer all in a portable case, was also introduced. The Company released a RadioLink module that provides two-way, near real-time access to the CliniVision database from anywhere in the hospital that is within radio communication range. Finally, the Company released several other modules - TaskView, LaserChart and Standard Management Reports - that make it possible to monitor the status of data transmitted from all hand held computers in use and easier to convert large volumes of clinical data into useful information. During fiscal year 1994, orders, including multi-year system support agreements, increased approximately 7% and revenues increased 3% from 1993 levels. The system has proven itself in 94 customer sites at the end of fiscal year 1994, to be a comprehensive solution leading to substantial productivity improvement and reductions in lost billings. With potential reform of the U.S. health care system imminent, such benefits could become even more valuable as hospitals are confronted with the task of caring for more patients with relatively fewer resources. The Company believes that information systems such as CliniVision will play a key role in managing costs in an intensive care environment.

PB 3300(TM) SYSTEM: The FOxS division of Puritan-Bennett Corporation has developed this intra-arterial blood gas monitoring system. The current primary method of blood gas testing involves the extraction of a blood sample from the patient for analysis in a central laboratory facility. In contrast, the PB3300 System measures and displays arterial blood gas and pH value on a real time basis at the patient's bedside without the removal of blood for samples. The system consists of a microprocessor-controlled monitor and calibration unit and a disposable, fluorescent-based fiber optic sensor, which is inserted in the patient's bloodstream using conventional 20 gauge catheters available from two different manufactures.

  A January 1994 consent decree affected the Company's FOxS intra-arterial blood gas monitoring operation requiring a cessation of shipments to customers until FDA is satisfied it is in compliance with Good Manufacturing Practice (GMP) regulations. As a result, the Company has substantially reduced the FOxS operation, is addressing its GMP issues and is offering it for sale. The Company believes that the proprietary continuous blood gas monitoring system represents a valuable and important new technology and that the long-term commercial opportunity for it remains large. However, the Company has also concluded that the opportunity is better suited to a company with greater financial resources and will attempt to find a buyer or strategic partner by midyear.

 PURITAN GROUP

  The Company believes that both the domestic and international markets for non-hospital respiratory products are experiencing growth for a number of reasons including (i) growth in the population of individuals suffering from asthma, lung cancer and severe, chronic obstructive pulmonary diseases such as bronchitis and emphysema; (ii) technological innovations making care for respiratory patients at home possible; (iii) growing clinical evidence supporting the efficacy of various types of home respiratory care; and (iv) government cost containment pressures encouraging a shift in the delivery of care from the hospital to lower cost alternate sites, particularly the home. As a result, patients suffering from a variety of severe, chronic respiratory conditions as well as patients requiring short-term respiratory therapy due to earlier hospital discharge are increasingly being cared for at home.
Significant product categories for this Group are:

  OXYGEN CONCENTRATORS: Oxygen concentrators extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply, are not ambulatory, and whose prescribed flow rates are within five liters per minute.

  The Company formerly offered the Companion(R) 492 Oxygen Concentrator that the Company believes has proved to be an exceptionally durable and reliable product. In late 1989, the Company introduced a new oxygen concentrator product family incorporating and improving upon the design and technology of the Companion 492. This new product family includes an optional OCI(TM) indicator (Oxygen Concentration Indicator) that continuously monitors the oxygen percentage of the output for the 492a and 590 (4 and 5 liter per minute capacity units) oxygen concentrators and alerts the patient in the event of a performance degradation automatically shutting the unit down in the event of a significant deterioration, in which case the patient utilizes a back-up oxygen cylinder. Market acceptance of the OCI indicator significantly exceeded the Company's expectations; more than two-thirds of the units ordered in the U.S. now include the OCI indicator option. Oxygen concentration monitoring became a voluntary standard last year in the U.S. Such on-board monitoring helps home care providers reduce the frequency of trips to patient's homes to check on the status of the concentrator. During 1991, this product family was introduced into international markets.

  Oxygen concentrator revenues grew only modestly on a worldwide basis last year; however, they grew 30% in the U.S., where the Company continues to gain market share in a growing market. The decline internationally occurred entirely in Europe where prior year volume included a fleet replacement by a single large customer. The Company expects international growth to resume in fiscal year 1995.

  LIQUID OXYGEN SYSTEMS: Liquid oxygen systems store oxygen at a very low temperature in liquid form, which is 860 times more concentrated than gaseous oxygen under high pressure. The stationary unit can be easily refilled at home and can be used to fill a portable device that permits greatly enhanced patient mobility.

  The Companion 550, the new ambulatory unit, introduced during fiscal year 1993, met the Company's expectations during fiscal year 1994. This unit utilizes a proprietary, pneumatic oxygen-conserving device that requires no batteries and is significantly smaller and lighter than its predecessor, the Companion 1000, while providing essentially the same duration of use. During fiscal year 1994, the Company began introducing this new unit internationally as the necessary technical and governmental approvals were obtained.

  In fiscal year 1994, liquid oxygen systems grew more than 25% from prior year levels. In the U.S., growth exceeded 35% for both liquid oxygen systems and liquid oxygen. Such growth reflects some continuing market share gain; more importantly, it reflects the growing recognition of the clinically important role of ambulation as part of effective pulmonary rehabilitation and the essential role of supplemental oxygen in making such activity possible.

  Internationally, liquid oxygen system demand grew only moderately as the growth the Company experienced in Europe was partially offset by a reduction in Canada caused by health care reimbursement changes there. On the whole, the Company expects international markets for liquid oxygen systems to continue to open, develop, and grow for the same clinical, economic and quality of life reasons that apply to the U.S.

  During fiscal year 1995, the Company plans to establish liquid oxygen system fabrication capability in the Republic of Ireland facility, where assembly and test capability already exists. Doing so will increase the Company's total fabrication capacity to accommodate additional growth, enable the Company to serve customers in a more timely manner from both the Indianapolis and Ireland facilities and save freight and duty costs.

  HIGH PRESSURE OXYGEN SYSTEMS: High pressure oxygen systems supply oxygen from high pressure cylinders that require periodic exchange for refilling. These were the first commercially viable oxygen supplementation systems for the home health care market but have been increasingly replaced in the home by liquid oxygen systems and oxygen concentrators. These systems are used in the home primarily on a standby basis and for patients who need high flow rates.
Portable devices are another application for high pressure oxygen systems.

  PORTABLE VENTILATORS: Portable ventilators are used by patients requiring breathing assistance as a result of neuromuscular disease, chronic obstructive pulmonary disease or spinal cord injury. These ventilators are compact in size and operate from either AC power or 12 VDC battery power and incorporate an internal battery for short-term emergency power outages. Portable ventilators are used at the patient's bed side, mounted to wheelchairs or they are used in automobiles and airplanes. Portable ventilators offer a reduced cost alternative to hospital care for patients that can be discharged to their home or nursing home. The Company designs, manufactures and sells the Companion 2801 Portable Ventilator that is microprocessor-based. The Company introduced the Companion 2801, which replaced the Companion 2800, in the spring of 1990. The Companion 2801 offers improved performance capabilities, ease of use, reliability and serviceability. In late 1990, a variation of our Airway Device and Management (ADAM) circuit was introduced. It makes ventilation possible for those patients who can be supported on a non-invasive basis.

  The January 1994 consent decree also affected the Company's portable ventilator facility in Boulder, Colorado requiring a cessation of shipments from this location to customers in the United States until FDA is satisfied it is in compliance with Good Manufacturing Practice (GMP) regulations. As a result, the Company is closing the Boulder facility and transferring the manufacture of the portable ventilators made there to its ISO (International Standards Organization) 9002-certified facility in the Republic of Ireland from which customers outside the U.S. continue to be served.

  MANUAL RESUSCITATORS: Portable, manually-powered, reusable resuscitators designed for use in emergency situations to provide lung ventilation to those individuals with impaired respiratory function have been marketed by the Company for some time with the versatile PMR(R) 2 being marketed since 1980. In October, 1989 the Company introduced its Disposable Manual Resuscitator (DMR) as a cost effective way to provide infection control on patients who require manual resuscitation. During 1991, the DMR achieved a significant share of the highly competitive hospital market which it continues to maintain. Sales during fiscal year 1994 increased over 1993 by 5.8%. With a focus on international development, increases in sales during fiscal year 1995 are anticipated.

  SLEEP APNEA SYSTEM: Adult sleep apnea, temporary cessation of breathing while asleep, affects millions of people in the U.S. and can become a virtually debilitating ailment. While the Company is a relatively recent entrant into this market, it began to realize meaningful results in late 1989 with the introduction of a proprietary, patented patient circuit - the Airway Delivery and Management System (ADAM) - used with the Company's Nasal Continuous Positive Airway Pressure (CPAP) System. A significant new product was developed in this field and introduced in the third quarter of 1991, the Companion 318 Nasal CPAP System. The Companion 318 is smaller than competitive products and offers additional diagnostic tools for sleep lab clinicians. In addition, its many features are aimed at providing the highest level of patient comfort. During the second quarter of fiscal year 1993, the Company entered into an agreement with Bio-logic Systems Corp. granting the Company distribution rights in the U.S. to Bio-Logic's Sleepscan(R) computerized diagnostic system product line used by hospital sleep laboratories and home care providers. During the second quarter of fiscal year 1994 the Company introduced the Companion(R) 320 I/E Bi-level(TM) Respiratory System for patients requiring higher respiratory pressures to overcome airway obstruction.

  The Company's worldwide sleep product revenues grew over 75% in fiscal year 1994. More than 85% of these revenues were from the U.S. market, where growth was over 90%.

  In late January 1994, the Company acquired SEFAM S.A. (Nancy, France), a French manufacturer of sleep diagnostic and therapeutic products and the European market leader in this area. The Company believes acquiring SEFAM will enable the Company to strengthen its other home care product positions in France and elsewhere in Europe. The home care sales activities of Puritan-Bennett, SEFAM and Lit Dupont (a much smaller company, near Lyon, France, that manufactures wheelchair products and is 80% owned by SEFAM) are being combined; the R&D programs of Puritan-Bennett and SEFAM will be closely coordinated.

  MEDICAL GASES: The production and distribution of medical gases represents the Company's oldest product line. The Company is the largest producer of nitrous oxide in North America. This gas is used in anesthesia and analgesia and is sold by the Company under its own label and through other distributors. The Company also distributes other medical gases, including oxygen, Sodalime (used to absorb CO2 during anesthesia) and special gas mixtures that are used for calibration, testing, and other purposes. Medical gas and related distribution equipment businesses experienced another good year.

  During fiscal year 1994, Puritan-Bennett sold its home care services business in South Florida. Since the inception of the Company's home care strategy a decade ago, the focus has been on home respiratory products, not retail service.

  During first quarter of fiscal year 1994, the Company's physician office business unit was transferred to the Puritan Group. The underlying reason for this shift was product distribution channels more closely match the home care products distribution channel of home care providers/dealers than the Bennett Group's direct hospital distribution channel. With this closer distribution match, the Company believes some economic selling efficiency can be gained to reduce the selling cost per order dollar over time. The significant product within this unit is:

  PB100 SPIROMETER: This small, hand held spirometer offers true portability. The patient data memory card and the rechargeable batteries allow testing of multiple patients at off-site locations. The base station is used for downloading patient information to a choice of printers along with the option of sending patient data to a computer. Two disposable pneumotachs eliminate cleaning and minimize the risk of cross-infection for both patients and staff. Marketed under the name of Renaissance(R) Spirometry System, orders and shipments began for this product in December 1991 with initial market acceptance very strong. The Company expects continued volume increases for fiscal year 1995. The spirometry product line is manufactured in the Company's facility in the Republic of Ireland.

 AERO SYSTEMS

  The Company is the primary supplier of chemical oxygen generators and passenger air valves for the Boeing 737, 757, 767 and 777 and for all current models of the European Airbus; oxygen distribution manifolds and air valves are supplied for the Boeing 747 and 777; passenger masks for the Boeing 777; oxygen systems for the Dutch Fokker 100, the German Dornier Do328, the British Aerospace BAs 146 and Canadian RJ. The Company also supplies passenger service units for the British Aerospace Jetstream 41 and the Swedish SAAB 2000. During fiscal 1994 the Company received a contract to supply the oxygen system for the Dutch Fokker 70. Market response to the Sweep-On(R) 2000, a new crew mask with inflatable harness, has been very positive in the equipment replacement market and several aircraft manufacturers have selected the mask as standard equipment for various models of aircraft. The Company also supplies oxygen equipment and passenger service units for numerous aircraft in the commuter and business aircraft market.

  During fiscal 1994 commercial interest in the Airborne Closed Circuit Television (ACCTV(TM)) increased significantly with promising expectations. The product provides remote viewing of internal and external areas of an aircraft both in visual and infrared light for aircraft safety purposes, as well as providing landscape camera views for passenger entertainment. ACCTV developed and delivered landing gear monitoring, aircraft security camera systems and landscape viewing systems for the Boeing 747-400 aircraft during fiscal 1994. Orders for the same type systems for use aboard Boeing 767 and

Airbus A340 aircraft were awarded during fiscal 1994 with installation taking place in fiscal 1995. ACCTV was awarded a $2.9 million contract for the drogue-chute deployment monitoring system on the McDonnell Douglas C-17A with first deliveries starting the first quarter of fiscal 1995. A number of airlines are actively evaluating the product for use on their aircraft. The Company expects a favorable response to these evaluations during fiscal 1995.

  To improve the overall cost structure and provide better market support, a California based oxygen equipment manufacturing facility was closed and the product lines transferred to other facilities.

  Continued softness in the aviation industry resulted in a 7% decline in revenues compared to fiscal 1993. For the same period the orders increased by 16%, the increase being primarily driven by orders for the ACCTV product line. Operating profits declined primarily because of cost associated with a product recall, the closing of the El Segundo facility and start-up costs at ACCTV. It is the Company's belief that it is positioned favorably to capitalize on new opportunities and the recovery in the aviation industry when it occurs.

MARKETING AND SALES

  The Company's U.S. hospital sales organization consists of approximately 125 people who are responsible for marketing to approximately 5000 acute care hospitals in the United States. The Company has also established direct hospital sales organizations in Canada, England and Wales, Italy, France, and Germany.

  The Company also employs a direct sales force of over 40 people who sell to home care providers throughout the United States. Some of these sales representatives also are involved in the sale of medical gases and gas distribution/administration products. Additional sales personnel market medical gas and gas distribution/administration products only.

  The Company has targeted the international market as an important growth opportunity. During fiscal year ending January 1994, international business accounted for about 28% of the Company's total revenues. The Company conducts its sales in foreign countries through its headquarters and international sales offices located in California, Canada, Great Britain, France, Hong Kong, Malaysia, Argentina, Australia, Italy, Finland, Germany, Taiwan and Puerto Rico. Expansion efforts have included the establishment of direct sales organizations in Great Britain, Canada, France, Italy, and Germany. The home care delivery systems of many foreign countries are far less developed than in the U.S. The Company expects foreign countries to expand their home care delivery systems, in part because home care is more cost effective than hospital care.

  In an effort to strengthen its development of its international business, the Company is positioning itself for further growth. Channels of distribution are presently being strengthened for significant long-term growth opportunities in Mexico. The Manufacturing operation the Company maintains in Tijuana continues to grow. In addition, the Company entered into an agreement with Hoyer Medizintechnik, its long-standing hospital products distributor in Germany, to establish a venture to sell, service and support the Company's hospital products within the significant German market. This new operation,

Puritan-Bennett Hoyer GmbH, commenced commercial operations in April, 1993. In addition, the January 1994 acquisition of SEFAM S.A. and its 80% owned Lit Dupont subsidiary expands the Company's international business.

  Foreign and export sales for years ending January 31, 1994, January 31, 1993 and December 31, 1991 totaled approximately $86,702,000, $94,185,000, and $73,607,000, respectively. These sales were not concentrated in a specific geographic area. (The information contained in Note 12 to the consolidated financial statements on pages 38 and 39 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.)

  A material part of the business of the Company is not dependent upon a single customer or a very few customers (no single customer accounts for 10% or more of consolidated sales), the loss of any one of which would have a materially adverse effect on the Company.

  The Company's operations constitute one significant, reportable industry segment consisting predominantly of the design, manufacture, and distribution of specialized products related to respiration.

  Sales by the Company of classes of similar products which, for the last three fiscal years, contributed 10% or more of net sales are as follows:

  Bennett products accounted for approximately 35% for fiscal year ending January 1994, 39% for fiscal year ending January 31, 1993 and 39.1% for the year ending December 31, 1991 of net sales.

  Medical gas products accounted for approximately 12.6% for fiscal year ending January 31, 1994, 12% for fiscal year ending January 31, 1993 and 12.9% for the year ending December 31, 1991 of net sales.

  Aero Systems products accounted for approximately 7.6% for fiscal year ending January 31, 1994; 8.4% for fiscal year ending January 31, 1993 and 10.5% for the year ending December 31, 1991 of net sales.

  Home care products accounted for approximately 35.5% for fiscal year ending January 31, 1994, 30.9% for fiscal year ending January 31, 1993 and 26.6% for the year ending December 31 of net sales.

  Order back-log as of April 1994 was approximately $73,152,000 compared to $60,623,000 for April 1993. All back-log at January 31, 1994 is expected to be shipped during the current fiscal year ended January 31, 1995, with the exception of approximately $346,000 within the aviation product line.

  The Company is not subject to material seasonal fluctuations in business nor is any portion of the business subject to renegotiation of profits or termination of contracts at the election of the U.S. Government.

RAW MATERIALS

  Raw materials and supplies are purchased by the Company from such diverse industry sources as chemicals, machine components, plastic resins, electronics and private label products and a variety of original equipment manufacturers and suppliers. These materials have been readily available throughout the past year and the Company has no reason to believe that it cannot continue to obtain such materials as needed. While the Company typically makes purchases pursuant to multi-year contracts, it does utilize single source suppliers for a limited number of specific component parts for its products. In addition, the Company itself produces components made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply.

PATENTS AND TRADEMARKS

  While the Company has several patents, patent applications and trademarks relating to its products, it does not consider its business to be dependent upon the protection of any of these or any group thereof, or that its operations would be materially affected by the expiration or loss of any of them. In the Company's opinion, its design, manufacturing and marketing skills, experience, and reputation are more responsible for its industry position than its patents or licenses.

COMPETITION

  The Company competes actively with numerous other companies that manufacture and sell products in the same markets, some of which are divisions of substantially larger companies in terms of their total sales (taking into account sales of non-competitive products) and assets than the Company. The Company believes that it is one of the leaders in the market for products related to respiration. The principal methods of competition in the Company's main business areas are the products' contribution and support to patient care, as well as the quality of the product and service support to the customer.

RESEARCH AND DEVELOPMENT

  The Company expended approximately $24,887,000 in the fiscal year ending January 31, 1994, $25,849,000 in the fiscal year ending January 31, 1993 and $24,137,000 in the year ending December 31, 1991 on research and development activities. These amounts have been utilized to improve existing products, expand the applications of existing products, and develop new products. All of this activity is Company-sponsored.

GOVERNMENT REGULATION

  The manufacture and sale of the Company's principal products are subject to regulation by the U.S. Food and Drug Administration (FDA). Under the Federal Food, Drug, and Cosmetic Act, FDA regulates a wide spectrum of device manufacturers' operations, including manufacturing processes, and the introduction of new devices and improvements to existing devices. FDA administers a system under which device manufacturers, distributors and users are required to submit reports of adverse device experience. The Company's facilities and operations are subject to unscheduled FDA inspections.

  FDA can ban certain medical devices, detain or seize "adulterated or misbranded" medical devices and order repair, replacement or refund and require notification of health professionals and others, with regard to medical devices that present unreasonable risks of substantial harm to the public health. FDA also can order cessation of shipment and recall of a medical device by the manufacturer if there is serious adverse health consequences or death.

  FDA can impose civil money penalties for certain violations of the law relating to medical devices, and can proceed through court action to enjoin and restrain certain violations of the Federal Food, Drug, and Cosmetic Act pertaining to medical devices or initiate criminal prosecutions for such violations without proving criminal intent. If FDA determines that a manufacturer is in substantial noncompliance with FDA's good manufacturing practices regulation, the Agency can withhold product approvals (premarket approval applications and supplements and Section 510(k) notifications) with respect to the manufacturer's devices, and can notify the Veterans Administration and other U.S. government agencies of such noncompliance. Such notification may lead to a cessation of purchases of the manufacturer's devices by the notified agencies. FDA has proposed new regulations governing good manufacturing practices, which if adopted in their proposed form would further increase the costs of regulatory compliance.

  Increasingly stringent regulation of medical device manufacturers by FDA in recent years is reflected in a significant reduction in the number of new products and improvements to existing products that the Agency has cleared for commercial release, corresponding increases in approval times, and in recent enforcement actions by the Agency. FDA has given high priority to surveillance and enforcement activities related to device manufacturers, especially manufacturers of critical care devices such as Puritan-Bennett. FDA may take stringent regulatory action upon finding deficiencies during inspections, or upon learning of product performance problems. Lengthened product approval times, intensified regulatory enforcement and the expense of compliance with FDA requirements have increased substantially the risks associated with manufacturing and marketing medical devices in the United States.

  In January, 1994 the Company entered into a consent decree with FDA under which the Company agrees to maintain systems and procedures complying with FDA regulations in all of its device manufacturing facilities. Under the decree, domestic shipments of portable ventilator products and intra-arterial blood gas
(IABG) monitoring systems are suspended until FDA is satisfied with the Company's manufacturing practices for such products. Under certain circumstances, the consent decree permits export of such products.

  The Company has decided to discontinue U.S. portable ventilator manufacturing and is shifting production to Ireland to serve the international market. The Company continues working to resolve the issues that led to the suspension of IABG monitoring systems production. The Company, however, cannot predict when FDA will give approval for resumption of shipments. The Company currently is seeking a potential purchaser or strategic partner for the

IABG monitoring business.

  As the Company increases its emphasis on export sales and overseas manufacturing of its products, device laws and regulations of other countries will have an increasing impact on the Company's business. Such laws and regulations vary greatly from country to country, and include comprehensive premarket approval requirements in some countries. Throughout the world, the trend is toward increasing device regulation.

OTHER INFORMATION

  As of April 26, 1994 the Company employed approximately 2700 employees worldwide.

  There has been no material effect on the capital expenditures, earnings, and competitive position of the Company because of compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

  The Company owns 56% of Medicomp, Inc., a Florida corporation that develops, manufactures, and distributes ambulatory cardiac monitors. These solid state devices perform real-time analysis of 24-hours of cardiac data captured through dual channel electrodes. Real-time analysis is done by a microprocessor as data are recorded, which allows physicians to review results within minutes.

  On October 26, 1988, the Company placed $30.0 million in Senior Notes due October 1998 bearing 9.85% per annum with an insurance company. This agreement contains certain working capital requirements. The information contained in
Note 8 to the consolidated financial statements on pages 36 and 37 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated by reference.

  On December 21, 1990 the Company placed $10.0 million in Senior Promissory Notes due December 31, 1997 bearing 9.02% per annum with an insurance company. This Agreement contains certain working capital requirements. The information contained in Note 8 to the consolidated financial statements on pages 36 and 37 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

  On December 7, 1990 the Company executed a Loan Agreement with Bank of Ireland borrowing the sum of $4.5 million bearing variable interest rates through December, 1995, with the interest payable annually through December, 1995, and principal is payable in full in December, 1995. This Agreement contains certain working capital requirements. The information contained in Note 8 to the consolidated financial statements on pages 36 and 37 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

  In December, 1992 the Company placed $15.0 million in Senior Notes due December 31, 1999 bearing 6.64% per annum with an insurance company. This Agreement contains certain working capital requirements. The information contained in Note 8 to the consolidated financial statements on pages 36 and 37 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

  On August 15, 1989 the Company acquired for $9.1 million in cash the 40% interest in FOxS Labs, Inc., located in Carlsbad, California that the Company did not previously own. FOxS Labs, Inc. was created in 1986 to develop new, patented in-dwelling arterial blood gas technology for real-time, continuous monitoring of critically ill patients.

  In 1990, the Company established its first European manufacturing operation in Galway, Republic of Ireland. The Company now maintains a manufacturing presence within the European Community in a financially advantageous location. Its size and scope is helping to serve the Company's European customers better, preserving full access to these customers as the "1992 process" continues to unfold in the European Community and improving overall financial performance.
In May 1992, the Company purchased an approximate 82,500 square foot facility in Galway, Republic of Ireland. The Company had rented approximately half of the facility at the time of purchase. After taking into consideration previously announced capital grants from the Irish Development Authority, the net cost was approximately $2.7 million.

  In April 1993, the Company acquired a German distributor (Hoyer
Medizintechnik) for $10.5 million. The information contained in Note 16 to the consolidated financial statements on page 40 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

  In late January 1994, the Company acquired a French supplier of diagnostic and therapeutic sleep products (SEFAM S.A.) for a total of $21.6 million of which $12.9 million was paid in cash with the remainder paid through the issuance of 426,929 restricted shares of the Company's common stock. The information contained in Note 16 to the consolidated financial statements on page 40 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference. The French Ministry of Finance has requested an advisory opinion from the French Fair Trade Commission as to whether the Company's acquisition of SEFAM S.A. might adversely affect competition with respect to certain products and whether any restrictions should be introduced.

ITEM 2.  PROPERTIES
- - -------------------

  The Company's executive offices, occupying approximately 31,618 square feet, are located at Building No. 40, 9401 Indian Creek Parkway, Overland Park, Kansas, and are leased by the Company. Manufacturing and research facilities are located in Lenexa, Kansas; Fountain Valley and Carlsbad, California; Wilmington, Massachusetts; Indianapolis, Indiana; St. Louis, Missouri; Melbourne, Florida; Nancy and Lyon, France; Galway, Republic of Ireland and Tijuana, Mexico. The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.

  The Lenexa plant is located on 30 acres of land and contains approximately 116,000 square feet, the Fountain Valley plant contains approximately 24,000 square feet, the Carlsbad facility contains approximately 225,000 square feet, the Ireland facility contains approximately 82,500 square feet, and the Nancy, France facility contains approximately 29,700 square feet. All of these Company-owned plant locations contain both office and manufacturing space.

  The FOxS Labs complex contains approximately 21,600 square feet, the Wilmington plant contains approximately 16,200 square feet, the Indianapolis plant contains approximately 68,400 square feet, the St. Louis plant contains approximately 40,000 square feet, the Melbourne plant contains approximately 21,000 square feet, the Tijuana, Mexico facility contains approximately 22,000 square feet and the Lyon, France facility contains approximately 28,600 square feet. All of these Company-leased facilities contain both manufacturing and office space with allocations for warehouse facilities. These leases will expire or be extended at varying dates between the present and June, 2011.

  The Company produces nitrous oxide at facilities located in Galena, Kansas; Maitland, Ontario; Pensacola, Florida and Richmond, California. Those facilities, other than the one Company-owned location in California, are leased from and located adjacent to its supplier of ammonium nitrate.

  The Company also maintains 37 sales and/or service offices and warehouse facilities worldwide of which 28 are leased and 9 are owned. The Company considers that all facilities whether owned or leased are well maintained and in good operating condition.

  The Company owns approximately 27 acres of undeveloped land located in Rancho Bernardo, California. As the Company's need for the Rancho Bernardo property has significantly diminished, the Company continues to actively market this asset.

  In fourth quarter fiscal year 1993, the Company entered into an agreement whereby it will have constructed an approximately 72,000 square foot, build-to-suit facility in the St. Louis area for its oxygen concentrator business. The facility, which will be leased initially with an option to purchase, replaces a smaller leased facility in the same general area and will be ready for occupancy in March 1994.

  The Company previously announced it had started planning for a facility suitable for its longer-term requirements in the Kansas City area. The Company is moving forward on obtaining the facility site funded by selling, as the market conditions permit, real estate and other assets that are no longer part of the Company's long-term plans such as the unused land in Lenexa, Kansas and Ranch Bernardo, California and the vacant El Segundo, California facility. However, the remainder of the project has been indefinitely postponed.

ITEM 3.   LEGAL PROCEEDINGS
- - ---------------------------

  Neither the Company nor any of its subsidiaries is involved in any material pending litigation other than ordinary routine proceedings incident to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

  There were no matters submitted to security holders during the fourth quarter ending January 31, 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------

                                                                                    Year
                                                                                    First
      Name                           Office                             Age        Elected
      ----                           ------                             ---        -------
Burton A. Dole, Jr.    Chairman of the Board, President and
                         Chief Executive Officer                         56          1980
John H. Morrow         Executive Vice President and Chief
                         Operating Officer                               49          1979
Robert L. Doyle        Sr. Vice President, Marketing                     51          1988
Thomas E. Jones        Sr. Vice President, General Manager
                         Puritan Group                                   50          1989
David P. Niles         Vice President, Quality and
                         Regulatory Affairs                              52          1991
Alexander R. Rankin    Vice President, General Manager
                         Bennett Group                                   58          1993
Lee A. Robbins         Vice President, Chief Financial Officer and
                         Controller                                      52          1985
Derl S. Treff          Treasurer and Assistant Secretary                 51          1985
Daniel C. Weary        Secretary and Director                            66          1968

  The term of office of all executive officers is one year and extends until the next Annual Meeting of the Board of Directors, generally at the time of the Annual Meeting of Stockholders.

  The business experience of executive officers of the Company during the past five years is as follows:

Burton A. Dole, Jr.     President, Chief Executive
                        Officer and Director of Company since 1980.
                        Subsequently elected Chairman of the Board in 1986.

John H. Morrow          Vice President of Company since 1979.  Executive Vice
                        President and Chief Operating Officer since 1989.

Robert L. Doyle         Vice President of Company since 1988.   Sr. Vice
                        President since 1988.

Thomas E. Jones         General Manager of Lenexa Division through May, 1989.
                        Elected a Vice President in May, 1989.  Currently
                        General Manager of Puritan Group. Sr. Vice President since April, 1993.

- - ------------------------------------------------

David P. Niles          Director, Corporate Product Assurance for Medtronic,
                        Inc. through January, 1989. General Manager Bennett
                        Division since February, 1989. As of July, 1990, General
                        Manager of Bennett Group. Elected a Vice President in
                        February, 1991. As of February, 1993, Manager Quality and Regulatory Affairs.

Alexander R. Rankin     Group Manufacturing Manager and General Manager of
                        Massachusetts Medical Manufacturing Operation for
                        Hewlett-Packard Company Medical Products Group through
                        March, 1993. Elected Vice President, Bennett Group
                        Manager as of April, 1993.

Lee A. Robbins          Corporate Controller of Company since December, 1985.
                        As of July, 1986, Chief Financial Officer.  Elected a
                        Vice President in May, 1990.

Derl S. Treff           Treasurer and Assistant Secretary of the Company since
                        July 1985.

Daniel C. Weary         Secretary of Company since October, 1968.  Also partner
                        in the law firm of Blackwell Sanders Matheny Weary and Lombardi of Kansas City, Missouri.

                                    Part II
                                    -------


Item 5.   Market for Company's Common Equity and Related Stockholder Matters.
- - -------   -------------------------------------------------------------------

  The information in Note 9 to the consolidated financial statements on pages 37 and 38 and information on pages 27 and 53 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference. During FY 1994 and FY 1993, the Company declared dividends of $.12 per share.

Item 6.   Selected Financial Data.
- - -------   ------------------------

  The information in the Ten-Year Summary on pages 22 and 23 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
- - -------   ---------------------------------------------------------------
          Results of Operations.
          ----------------------

  The information in Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 42 through 50 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
- - -------   --------------------------------------------

  The consolidated financial statements, together with the report thereon of independent accountants, dated March 7, 1994, on pages 24 through 41 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- - -------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

  There are no changes or disagreements to report.

                                   PART III
                                   --------


Item 10.  Directors and Executive Officers of the Company.
- - --------  ------------------------------------------------

  All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1994 except with respect to executive officers of the Company.

  The unnumbered item, "Executive Officers of the Company", following Item 4,
Part I is incorporated by reference.

Item 11.  Executive Compensation.
- - --------  -----------------------

  All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- - --------  ---------------------------------------------------------------

  All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1994.

Item 13.  Certain Relationships and Related Transactions.
- - --------  -----------------------------------------------

  All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1994.

Item 405. Compliance with Section 16(a) of the Exchange Act.
- - --------- --------------------------------------------------

  All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1994.


                                    PART IV
                                    -------


Item 14.
- - --------
Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- - ----------------------------------------------------------------

(a)  (1) and (2)--List of Financial Statements and Financial Statement
     Schedules:

     The following consolidated financial statements of Puritan-Bennett Corporation and Subsidiaries, included in the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994 are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 31, 1994 and 1993 (incorporated herein by reference to page 25 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994).

     Consolidated Statements of Operations - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992 (incorporated herein by reference to page 26 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994).

     Consolidated Statements of Stockholders' Equity - Years ended January 31, 1994, 1993, December 31, 1991 (incorporated herein by reference to page 27 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994).

     Consolidated Statements of Cash Flows - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992 (incorporated herein by reference to page 28 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1994).

     Notes to Consolidated Financial Statements - January 31, 1994, (incorporated herein by reference to pages 29 through 41 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31,
     1994).

     The following Consolidated Financial Statement Schedules of the Puritan-Bennett Corporation and Subsidiaries are included in Item 14(d):

     Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other Than Related Parties - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992.

     Schedule V - Property, Plant and Equipment - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992.

     Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment - Years ended January 31, 1994 and 1993, December 31, 1991 and transition period ended January 31, 1992.

     Schedule VIII - Valuation and Qualifying Accounts - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992.

     Schedule X - Supplementary Income Statement Information - Years ended January 31, 1994 and 1993, December 31, 1991 and the transition period ended January 31, 1992.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)--Listing of Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

(b)  Reports on Form 8-K
     -------------------

     No Form 8-K was filed during the quarter ending January 31, 1994.

(c)  Exhibits
     --------

     The response to this portion of Item 14 is submitted as a separate section to this report.

(d)  Financial Statement Schedules
     -----------------------------

     The response to this portion of Item 14 is submitted as a separate section of this report.

OTHER MATTERS

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Registration Nos. 2-98132 (filed June 3, 1985) and 33-26495 (filed January 11, 1989):

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES
- - ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PURITAN-BENNETT CORPORATION
                             -------------------------------------
                                          (Registrant)


4/5/94                          /s/ Burton A. Dole, Jr.
- - ------                          --------------------------------
Date                                   Burton A. Dole, Jr.
                                Chairman of the Board, President
                                  and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Burton A. Dole, Jr.          4/5/94    /s/ Daniel C. Weary          4/5/94
- - ---------------------------------------    -----------------------------------
          Burton A. Dole, Jr.     Date              Daniel C. Weary      Date
         Chairman of the Board,                         Director
President and Chief Executive Officer
     (Principal Executive Officer)


/s/ Charles A. Duboc             4/5/94    /s/ Frank P. Wilton          4/5/94
- - ---------------------------------------    -----------------------------------
          Charles A. Duboc        Date              Frank P. Wilton      Date
              Director                                  Director


/s/ Lee A. Robbins               4/5/94
- - ---------------------------------------
           Lee A. Robbins         Date
   Vice President, Chief Financial
       Officer and Controller
   (Principal Financial Officer and
     Principal Accounting Officer)

                            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                      PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

            COL.  A                 COL.  B           COL.  C                      COL.  D                         COL.  E
- - ------------------------------------------------------------------------------------------------------------------------------------
        NAME OF DEBTOR                                                           DEDUCTIONS                BALANCE AT END OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------------------------
                             Balance at Beginning    Additions             (1)                   (2)           (1)        (2)
                                    of Period                     Amounts Collected   Amounts Written Off    Current  Not Current
- - ------------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1994

          7% due on demand:
               Robert Doyle        $     __            30,000                __                   __         $30,000    $     __
                John Morrow              __            12,300                __                   __          12,300          __
           Alexander Rankin              __           325,000           325,000                   __              __          __
                                   --------           -------           -------              -------         -------    --------
                      Total        $     __           367,300           325,000                   __         $42,300    $     __
                                   ========           =======           =======              =======         =======    ========

      17 year mortgage loan
               Robert Doyle        $178,995                __                __                   __         $          $178,995 (A)
                David Niles         112,679                __             8,670              104,009              __          __ (B)
                                   --------           -------           -------              -------         -------    --------
                      Total        $291,674                __             8,670              104,009         $          $178,995
                                   ========           =======           =======              =======         =======    ========

(A) Contingent interest equal to 19.16% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

(B) The balance of this loan was forgiven in connection with a relocation at the request of the Company during fiscal year 1994.

                            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


            COL.  A                 COL.  B          COL.  C                   COL.  D                           COL.  E
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                              DEDUCTIONS                 BALANCE AT END OF PERIOD
- - ---------------------------------------------------------------------------------------------------------------------------------
        NAME OF DEBTOR       Balance at Beginning   Additions            (1)                  (2)           (1)          (2)
                                   of Period                    Amounts Collected  Amounts Written Off    Current    Not Current
- - ---------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1993

         11% due on demand:
               Robert Doyle          $7,048                __          7,048                    __      $      __    $     __
                                   ---------      ------------      --------          -------------     ----------   ---------
                      Total          $7,048                __          7,048                    __      $      __    $     __
                                   =========      ============      ========          =============     ==========   =========

       11.5% due on demand:
              Robert Grimes         $75,000                __         75,000                    __      $      __    $     __
                                   ---------      ------------      --------          -------------     ----------   ---------
                      Total         $75,000                __         75,000                    __      $      __    $     __
                                   =========      ============      ========          =============     ==========   =========

      17 year mortgage loan
               Robert Doyle        $178,995                __            __                     __      $            $178,995 (A)
                David Niles         121,378                __          8,699                    __             __     112,679 (B)
                                   ---------      ------------      --------          -------------     ----------   ---------
                      Total        $300,373                __          8,699                    __      $      __    $291,674
                                   =========      ============      ========          =============     ==========   =========

(A) Contingent interest equal to 19.16% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

(B) Contingent interest equal to 47.4% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.


                            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                      PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


           COL.  A                 COL.  B           COL.  C                   COL.  D                       COL.  E
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                             DEDUCTIONS               BALANCE AT END OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------------------
        NAME OF DEBTOR       Balance at Beginning   Additions           (1)                  (2)         (1)          (2)
                                     of Period                 Amounts Collected  Amounts Written Off  Current    Not Current
- - ------------------------------------------------------------------------------------------------------------------------------
Transition Period Ended January 31, 1992

         11% due on demand:
               Robert Doyle          $7,048               __              __                 __         $7,048      $     __
                                   --------           ------          ------             ------        -------      --------
                      Total          $7,048               __              __                 __         $7,048      $     __
                                   ========           ======          ======             ======        =======      ========

       11.5% due on demand:
              Robert Grimes         $75,000               __              __                 __         $75,000     $     __
                                   --------           ------          ------             ------         -------     --------
                      Total         $75,000               __              __                 __         $75,000     $     __
                                   ========           ======          ======             ======         =======     ========

      17 year mortgage loan
               Robert Doyle        $178,995               __              __                 __         $    __     $178,995 (A)
                David Niles         121,378               __              __                 __              __      121,378 (B)
                                   --------           ------          ------             ------         -------     --------
                      Total        $300,373               __              __                 __         $    __     $300,373
                                   ========           ======          ======             ======         =======     ========

(A) Contingent interest equal to 19.16% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurrence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

(B) Contingent interest equal to 47.4% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurrence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

                            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                      PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


           COL.  A                  COL.  B          COL.  C                    COL.  D                        COL.  E
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                             DEDUCTIONS                BALANCE AT END OF PERIOD
- - -------------------------------------------------------------------------------------------------------------------------------
        NAME OF DEBTOR       Balance at Beginning   Additions           (1)                   (2)         (1)          (2)
                                   of Period                   Amounts Collected  Amounts Written Off   Current    Not Current
- - -------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1991

         10% due on demand:
              Maurice Blais        $     __         150,000         150,000                  __        $     __     $     __
                                   --------         -------         -------             -------        --------     --------
                      Total        $     __         150,000         150,000                  __        $     __     $     __
                                   ========         =======         =======             =======        ========     ========

         11% due on demand:
                David Niles        $130,047             __          130,047(A)               __              __     $     __
               Robert Doyle          45,000             __           37,952                  __          $7,048           __
                                   --------         -------         -------             -------        --------     --------
                      Total        $175,047             __          167,999                  __          $7,048     $     __
                                   ========         =======         =======             =======        ========     ========

       11.5% due on demand:
              Robert Grimes        $200,000             __          125,000                  __         $75,000     $     __
                                   --------         -------         -------             -------        --------     --------
                      Total        $200,000             __          125,000                  __         $75,000     $     __
                                   ========         =======         =======             =======        ========     ========

         12% due on demand:
               Robert Doyle        $191,045             __          191,045 (B)              __        $     __     $     __
                                   --------         -------         -------             -------        --------     --------
                      Total        $191,045             __          191,045                  __        $     __     $     __
                                   ========         =======         =======             =======        ========     ========

     17-year mortgage loan:
               Robert Doyle        $     __        178,995              __                   __        $     __     $178,995 (C)
                David Niles        $     __        130,047           8,669                   __        $     __      121,378 (D)
                                   --------        --------         -------             -------        --------     --------
                      Total        $     __        309,042           8,669                   __        $     __     $300,373
                                   ========        ========         =======             =======        ========     ========

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


Year Ended December 31, 1991 - Continued

  (A) This note was replaced with a 17-year mortgage loan on December 31, 1991.

  (B) Cash payments on this demand note totaled $12,050 during 1991; the remaining balance was replaced with a 17-year mortgage loan on December 31, 1991.

  (C) Contingent interest equal to 19.16% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurrence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

  (D) Contingent interest equal to 47.4% of the net appreciated value of the mortgaged property, due and owing to the Company upon the occurence of any one of certain events described in the loan note, including the sale or transfer of the property encumbered.

                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


            COL.  A             COL.  B           COL.  C         COL.  D            COL.  E             COL.  F
- - --------------------------------------------------------------------------------------------------------------------
                         Balance at Beginning    Additions                     Other Changes - Add    Balance at End
        CLASSIFICATION         of Period          at cost       Retirements    (Deduct) - Describe      of Period
- - --------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1994:
 Land and Land Improvements     $9,965,922          12,976           7,416                __             $9,971,482
                  Buildings     30,966,345         573,185         184,797                __             31,354,733
    Machinery and Equipment    111,577,442      17,510,035       8,833,628        (6,925,425)(B)        113,328,424
     Leasehold Improvements      5,014,130         341,854         169,413          (880,029)(B)          4,306,542
                               -----------      ----------       ---------       ------------          ------------
                      Total   $157,523,839      18,438,050       9,195,254        (7,805,454)          $158,961,181
                               ===========      ==========       =========       ============          ============

Year Ended January 31, 1993:
 Land and Land Improvements     $9,997,925             __           32,003                __             $9,965,922
                  Buildings     26,427,842       4,620,199          81,696                __             30,966,345
    Machinery and Equipment     95,847,864      17,630,335       1,900,757                __            111,577,442
     Leasehold Improvements      7,062,499         432,984       2,481,353                __              5,014,130
                               -----------      ----------       ---------       ------------          ------------
                      Total   $139,336,130      22,683,518       4,495,809                __           $157,523,839
                               ===========      ==========       =========       ============          ============

Transition Period Ended January 31, 1992:
 Land and Land Improvements    $10,236,982             __          239,057                __             $9,997,925
                  Buildings     26,782,182             __          354,340                __             26,427,842
    Machinery and Equipment     93,943,343       2,035,230         130,709                __             95,847,864
     Leasehold Improvements      6,959,018         103,481             __                 __              7,062,499
                               -----------      ----------       ---------       ------------          ------------
                      Total   $137,921,525       2,138,711         724,106                __           $139,336,130
                               ===========      ==========       =========       ============          ============

Year Ended December 31, 1991:
 Land and Land Improvements    $10,203,870          33,552             440                __            $10,236,982
                  Buildings     17,253,028       9,536,382(A)        7,228                __             26,782,182
    Machinery and Equipment     81,096,634      16,328,705       3,481,996                __             93,943,343
     Leasehold Improvements      6,419,239         539,779             __                 __              6,959,018
                               -----------      ----------       ---------       ------------          ------------
                      Total   $114,972,771      26,438,418       3,489,664                __           $137,921,525
                               ===========      ==========       =========       ============          ============

(A)  Construction of Bennett building in Carlsbad, CA.
(B)  Write-downs related to restructuring

                            SCHEDULE VI  -  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                              OF PROPERTY, PLANT AND EQUIPMENT

            COL.  A                COL.  B               COL.  C           COL.  D           COL.  E            COL.  F
- - ---------------------------------------------------------------------------------------------------------------------------
                            Balance at Beginning  Additions Charged to                 Other Changes - Add   Balance at End
          DESCRIPTION            of Period         Costs and Expenses    Retirements   (Deduct) - Describe     of Period
- - ---------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1994:
 Land and Land Improvements        $122,636                20,217              891                 __             $141,962
                  Buildings       3,533,993             1,131,354          111,492                 __            4,553,855
    Machinery and Equipment      60,977,225            11,074,509        7,516,988         (1,933,637)(A)       62,601,109
     Leasehold Improvements       2,928,266               439,047          121,700           (474,825)(A)        2,770,788
                                -----------            ----------        ---------         -----------         -----------
                      Total     $67,562,120            12,665,127        7,751,071         (2,408,462)         $70,067,714
                                ===========            ==========        =========         ===========         ===========

Year Ended January 31, 1993:
 Land and Land Improvements        $118,999                24,640           21,003                 __             $122,636
                  Buildings       2,451,220             1,159,225           76,452                 __            3,533,993
    Machinery and Equipment      52,793,008             9,430,910        1,246,693                 __           60,977,225
     Leasehold Improvements       4,952,983               419,198        2,443,915                 __            2,928,266
                                -----------            ----------        ---------         ----------          -----------
                      Total     $60,316,210            11,033,973        3,788,063                 __          $67,562,120
                                ===========            ==========        =========         ==========          ===========

Transition Period Ended January 31, 1992:
 Land and Land Improvements        $117,290                 1,709              __                  __             $118,999
                  Buildings       2,371,641                79,579              __                  __            2,451,220
    Machinery and Equipment      52,117,166               787,838          111,996                 __           52,793,008
     Leasehold Improvements       4,901,308                51,675              __                  __            4,952,983
                                -----------            ----------        ---------         ----------          -----------
                      Total     $59,507,405               920,801          111,996                 __          $60,316,210
                                ===========            ==========        =========         ==========          ===========

Year Ended December 31, 1991:
 Land and Land Improvements         $97,681                20,049              440                 __             $117,290
                  Buildings       2,172,038               204,004            4,401                 __            2,371,641
    Machinery and Equipment      45,918,072             8,737,315        2,538,221                 __           52,117,166
     Leasehold Improvements       3,908,236             1,012,828           19,756                 __            4,901,308
                                -----------            ----------        ---------         ----------          -----------
                      Total     $52,096,027             9,974,196        2,562,818                 __          $59,507,405
                                ===========            ==========        =========         ==========          ===========


(A) Write-down related to restructuring                                            Buildings - 20 to 50 years
                                                                                   Machinery and Equipment - 3 to 12 years
                                                                                   Leasehold Improvements - terms of lease

              SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS

- - -------------------------------------------------------------------------------------------------------------------------------
             COL.  A               COL.  B                      COL.  C                        COL.  D              COL.  E
- - -------------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                 ------------------------------------
           DESCRIPTION           Balance at           (1)               (2)              Deductions - Describe     Balance at
                                 Beginning       Charged to Cost     Charged to Other                                 End
                                 of Period       and Expenses      Accounts - Describe                             of Period
- - -------------------------------------------------------------------------------------------------------------------------------

Year Ended January 31, 1994:
    Allowances deducted from
    asset accounts:
Allowance for doubtful accounts      $645,590          928,658           408,868(E)             222,150(A)          $1,760,966
             Inventory reserves    $1,502,182        2,683,723         4,717,959(F)           1,748,174(B)          $7,155,690
               Deferred revenue    $5,531,088               __         5,774,744              1,344,037             $9,961,795(C)
                  Tax Valuation            $0       11,148,000         4,548,000(D)                  __            $15,696,000

Year Ended January 31, 1993:
    Allowances deducted from
    asset accounts:
Allowance for doubtful accounts      $546,126          449,426                __                349,962(A)            $645,590
             Inventory reserves    $3,026,118          995,415                __              2,519,351(B)          $1,502,182
               Deferred revenue    $3,058,780               __         3,079,308                607,000             $5,531,088(C)

Transition Period Ended January 31, 1992:
    Allowances deducted from
    asset accounts:
 Allowance for doubtful accounts     $579,385           28,596                __                 61,855(A)            $546,126
              Inventory reserves   $3,190,911          101,001                __                265,794(B)          $3,026,118
                Deferred revenue   $2,648,749               __           447,031                 37,000             $3,058,780(C)

Year Ended December 31, 1991:
    Allowances deducted from
    asset accounts:
Allowance for doubtful accounts      $524,408          323,281                __                268,304(A)            $579,385
             Inventory reserves    $1,234,816        3,919,929                __              1,963,834(B)          $3,190,911
               Deferred revenue            $0               __         2,648,749                     __             $2,648,749(C)

(A)   Represents accounts written off, net of recoveries.
(B)   Represents inventory disposed of or otherwise written off.
(C) Relates to extended warranty agreements offered by the company which are amortized over the life of the agreement with the related warranty costs charged to expense as incurred.
(D) This amount was recorded in the cummulative effect at the date of adoption of SFAS 109.
(E) Write-downs related to restructuring ($207,000) and the sale of the Company's home care services business in South Florida ($201,868).
(F)   Write-down related to restructuring.


SCHEDULE X  -  SUPPLEMENTARY INCOME STATEMENT INFORMATION

              COL. A                                        COL. B
- - ------------------------------------------------------------------------------
                ITEM                             Charged to Costs and Expenses
- - ------------------------------------------------------------------------------

     Year Ended January 31, 1994:
            Maintenance and Repairs                         *
            Taxes other than payroll and income             *
            Royalties                                       *
            Advertising costs                               *
            Depreciation and Amortization of
                  Intangible Assets                         *


     Year Ended January 31, 1993:
            Maintenance and Repairs                         *
            Taxes other than payroll and income             *
            Royalties                                       *
            Advertising costs                               *
            Depreciation and Amortization of
                  Intangible Assets                         *


     Transition Period Ended January 31, 1992:
            Maintenance and Repairs                      219,390
            Taxes other than payroll and income             *
            Royalties                                       *
            Advertising costs                               *
            Depreciation and Amortization of
                  Intangible Assets                         *


     Year Ended December 31, 1991:
            Maintenance and Repairs                         *
            Taxes other than payroll and income             *
            Royalties                                       *
            Advertising costs                               *
            Depreciation and Amortization of
                  Intangible Assets                         *

                                 EXHIBIT INDEX



EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
     (NUMBER AND DESCRIPTION OF EXHIBIT)

                                                 Page No.
(2)   (a)  Stock Purchase Agreement dated
           December 14, 1993 included in Form
           8-K dated January 28, 1994 and
           incorporated herein by reference.

(3)   (a)  Articles of Incorporation as
           amended, included in Annual Report
           for 1987 on Form 10-K and
           incorporated herein by reference.

      (b)  By-laws adopted on July 31, 1991,
           included in Form 10-Q for the
           Quarter ended September 30, 1991
           and incorporated herein by
           reference.

(4)   (a)  Shareholder Rights Agreement dated
           May 2, 1989 included in Form 8-K
           dated May 15, 1989 and incorporated
           herein by reference.

      Long-term debt instruments of the
      Company in amounts not exceeding 10% of
      the total assets of the Company and its
      Subsidiaries on a consolidated basis
      will be furnished to the Commission upon request.

(10)  (a)  Employment agreement - Burton A.
           Dole, Jr.                                   35

      (b)  1979 Employee Stock Benefit Plan
           (as amended and restated through
           the eighth amendment) and the ninth
           amendment thereto included in the
           Annual Report for 1989 on Form 10-K
           and incorporated herein by
           reference.

      (c)  Incentive Compensation Plan, as
           amended.                                    40

      (d)  (i) Supplemental Retirement Benefit
           Plan, included in Annual Report for
           1985 on Form 10-K and incorporated
           herein by reference.

           (ii) Agreement dated August 13,
           1993 between the Company and Burton
           A. Dole, Jr.                                50

           (iii) Agreement dated August 10,
           1993 between the Company and John
           H. Morrow.                                  52

      (e)  Restated Deferred Compensation Plan.        54

      (f)  Amended and restated Retirement
           Plan for Non-Employee Directors
           included in Form 10-Q for the
           Quarter ended September 30, 1991
           and incorporated herein by
           reference.

      (g)  1988 Employee Stock Benefit Plan,
           as amended, included in the Annual
           Report for fiscal year 1993 on Form
           10-K and incorporated herein by
           reference.

      (h)  Promissory note dated June 21, 1993
           between the Company and Alexander
           R. and Suzanne D. Rankin.                   61

      (i)  Promissory note dated December 19,
           1991 between the Company and Robert
           L. and Melanie M. Doyle included in
           Annual Report for 1991 on Form 10-K
           and incorporated herein by
           reference.

      (j)  Indemnification Agreement among the
           Company and its Directors.                  62

(11)  Statement re:  Computation of Per Share
      Earnings.                                        73

(13)  Excerpts of the Puritan-Bennett
      Corporation Annual Report to
      Stockholders for fiscal year ending
      January 31, 1994.                                74

(21)  Subsidiaries of the Company.                     75

(23)  Consent of Independent Accountants.              76
- - ----------------------------------------
(All other exhibits are inapplicable)

          Copies of the above exhibits are available upon written request to the Stockholder Services Department, Puritan-Bennett Corporation, 9401 Indian Creek Parkway, Overland Park, Kansas 66210.