Form 10-Q
period 1994-04-30
PURITAN BENNETT CORP
filed 1994-06-13
CIK 81199

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the  period ended April 30, 1994
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from       to

Commission File Number 0-3717


                          PURITAN-BENNETT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              44-0399150
- - -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


9401 Indian Creek Parkway
Building #40, Suite 300
P.O. Box 25905
Overland Park, Kansas                                               66225
- - ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Company's telephone number, including area code     913-661-0444
                                                --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes      X           No
      -----------         -----------


As of April 30, 1994, there were 12,468,493 shares of the Company's $1.00 par value common stock outstanding.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------


The unaudited condensed consolidated financial statements incorporated by reference to the Puritan-Bennett Corporation First Quarter Report, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1994 are not necessarily indicative of the results that may be expected for the year ended January 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



Item 1. - Financial Statements.

Company or group of companies for which report is filed:

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES



Condensed Consolidated Statements of Operations Unaudited)  - Three months ended
     April 30, 1994 and 1993; (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1995).


Condensed Consolidated Balance Sheets (Unaudited) - April 30, 1994 and January
     31, 1994 (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1995).


Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended
     April 30, 1994 and 1993 (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1995).

       Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A: Leases

The Company entered into a 15 year capital lease relating to a building and land during the first quarter of fiscal year 1995. The lease contains a purchase option exercisable after the third year. The following is a schedule by years of future minimum lease payments together with the present value of the net minimum lease payments as of April 30, 1994:


Year ended January 31:
1995                                       $  357,558
1996                                          427,047
1997                                          427,047
1998                                          500,643
1999                                          500,643
Thereafter                                  5,852,275
                                           ----------
Total minimum lease payments                8,065,213
Amount representing interest                3,216,365
                                           ----------
Present value of minimum lease payments    $4,848,848
                                           ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



RESULTS OF OPERATIONS - April 30, 1994 compared to April 30, 1993.

(All dollars in thousands except where noted)


NET SALES

Net sales volume for the quarter ended April 30, 1994, increased 6.7% compared to the quarter ended April 30, 1993. The following table shows sales volume for the significant markets in which the Company operates:


                                                   PERCENT
                               Q1 1995   Q1 1994   CHANGE
                               --------  --------  --------

Home Care Markets              $29,332   $26,583    10.3%
Hospital/Physician Markets      44,336    42,792     3.6%
Aviation Markets                 6,740     6,016    12.0%
                               -------   -------
     Total Net Sales           $80,408   $75,391     6.7%
                               =======   =======

Sales growth in the home care markets continues with revenues and orders up 10% and 13%, respectively, from the same period last year. Two major clinical areas - home oxygen therapy and the diagnosis and treatment of adult sleep disorders contributed to this growth. As the size of the home oxygen therapy portion of this business continues to grow, the Company expects the rate of growth in the United States to slow but international growth to increase. The Company expects the diagnosis and treatment of adult sleep disorders to become an increasingly larger portion of its worldwide home care business. This new area is a relatively young and rapidly growing market.

Hospital/Physician sales have increased as the U.S. demand for the 7200(R) series ventilator has stabilized generally around last year's levels yet, international demand has continued to grow. The level of interest in our CliniVision(R) Respiratory Care Management Information System continues to be high and revenues are expected to grow. After a very slow start caused by U.S. health care reform uncertainty, CliniVision orders increased significantly in the second half of FY 1994 as hospitals increasingly focused on CliniVision as a valuable solution to their cost-containment challenge and as the Company continued to enhance the CliniVision system. Considering this, the Company expects the hospital/physician market revenues to grow moderately in FY 1995. The Company has resolved to improve the profitability of this part of its business within the context of considerably lower revenue expectations than the Company has had in the past.

The aviation portion of the Company's business is experiencing growth in orders and revenues, up 45% and 12%, respectively, from first quarter levels last year. This increase is due in large part, although not entirely, to a growing interest in the offerings of the Airborne Closed Circuit Television (ACCTV(TM)) operation. The Company believes ACCTV is on the verge of becoming a meaningful revenue and profit contributor.

The Company is cautiously optimistic that second quarter revenue will improve over first quarter levels. The Company has adopted a conservative posture with respect to spending levels and additional commitments.

INTERNATIONAL SALES GROWTH

The following tables reflect the amount of sales and operating profits from the United States and foreign geographic segments:


                            NET SALES        PERCENT
                       Q1 1995    Q1 1994    CHANGE
                       ------------------------------

U.S. Operations        $61,187   $63,347      (3.4%)
Foreign Operations      19,221    12,044      59.6%
                       -------   -------
   Total Net Sales     $80,408   $75,391       6.7%
                       =======   =======


                        OPERATING PROFIT     PERCENT
                       Q1 1995    Q1 1994    CHANGE
                       ------------------------------
U.S. Operations        $ 1,544   $ 1,633      (5.5%)
Foreign Operations       3,514     1,598     119.9%
                       -------   -------
   Total Net Sales     $ 5,058   $ 3,231      56.5%
                       =======   =======


The increase in foreign operations net sales and operating profit from Q1 1994 was primarily due to an increase in Canadian sales and the addition of the SEFAM S.A. product line.

The following table reflects sales by customer location:


                                    Q1 1995           Q1 1994
                                ----------------  ----------------

Customers Within the U.S.       $51,376   63.9%   $54,547   72.4%
Customers Outside the U.S.       29,032   36.1%    20,844   27.6%
                                -------  -----    -------  -----
   Total Net Sales              $80,408  100.0%   $75,391  100.0%
                                =======  =====    =======  =====

During the past decade, the Company's business profile has changed substantially from predominantly a supplier of life-support capital equipment to the United States hospital market to the home care market. Home care has been, and is expected to continue to be, the fastest growing part of the Company's business. Life-support products sold in the U.S. market will likely represent a smaller share of the Company's business in the future; a trend that does help lower the Company's U.S. regulatory and health care reform risks. At the same time, the Company will consider utilizing more fully its direct hospital sales and service organizations in the U.S., Canada, France, Germany, Italy and the United Kingdom to handle complementary products from other companies.

   In late January 1994, the Company finalized the previously announced acquisition of SEFAM S.A., the leading European supplier of diagnostic and therapeutic sleep disorder products, and its 80% owned Lit Dupont S.A. subsidiary, which manufactures wheelchair products. Over the past five years, the Company's home care business, which reached nearly $110 million in revenues in FY 1994 has achieved a compound annual revenue growth rate of over 22% worldwide - 31% internationally. The Company believes that the acquisition of SEFAM will help such growth trends continue.


   GROSS PROFIT

   Gross profit percentage for Q1 1995 decreased 2.1% from Q1 1994. Gross profit was adversely affected by the exiting of the U.S. portable ventilator market (exclusive of service, parts and accessories) as well as the sale of a significant portion of the Company's home care services business in south Florida. These effects were partially offset by the purchase of SEFAM and Lit DuPont as well as the results of restructuring actions taken late in FY 1994.

                                                                 PERCENT
                                           Q1 1995    Q1 1994    CHANGE
                                          ---------  ---------  ---------
   Gross Profit                            $33,791    $33,218      1.7%
   Gross Profit Percentage                    42.0%      44.1%    (2.1%)

   SELLING AND ADMINISTRATIVE EXPENSES

   Selling and administrative expenses for Q1 1995 increased 2.0% from Q1 1994. This increase is due primarily to the acquisition of SEFAM S.A. and its 80% owned Lit Dupont S.A. subsidiary, partially offset by the results of restructuring actions taken in late FY 1994.


                                                              PERCENT
                                        Q1 1995    Q1 1994    CHANGE
                                       ---------  ---------  ---------
   Selling and Administrative Expenses  $23,918    $23,438      2.0%


   RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses for Q1 1995 decreased 26.5% from Q1 1994. The decrease resulted primarily from the elimination of the intra-arterial blood gas monitoring product line. Research and development continues across all remaining product lines.


                                                              PERCENT
                                        Q1 1995    Q1 1994    CHANGE
                                       ---------  ---------  ---------
   Research and Development Expenses    $ 4,815    $ 6,549    (26.5%)

RESTRUCTURING CHARGES

A number of market and regulatory developments converged to make FY 1994 a particularly challenging one for the Company as a whole. As a result, the Company took a number of major actions in FY 1994 to reposition itself for the future including:

     restructured the hospital ventilator portion of its business;

     consolidated its aviation business to three facilities from four;

     planned the closing of its Boulder, Colorado facility and the transfer of the manufacture of the portable ventilators made there to its ISO (International Standards Organization) 9002-certified facility in the Republic of Ireland;

     planned the shutdown and is offering for sale the FOxS operation.

As of April 30, 1994, approximately $8.6 million remained in accrued liabilities representing expected severance, cancellation penalties, remaining facility lease payments, and other costs necessary to complete the restructuring plan in an orderly and effective manner. This amount is expected to be disbursed primarily over the next two quarters of FY 1995. It is not expected that this will require significant borrowing. After the third quarter, the Company should begin to see the real cash flow benefit of the restructuring plan, which is progressing as expected.


PROVISION FOR INCOME TAXES

The Q1 1995 tax rate of 20.0% decreased from the Q1 1994 tax rate of 22.2% due to a greater proportion of total income being taxed at the lower international rate of 10%, which is the primary cause of the effective rate being less than the U.S. statutory rate of 35%. In addition, there was less U.S. income in Q1 1995 than in Q1 1994, which contributed to a lower effective rate.

The Company has a tax valuation allowance of $15.7 million as required by SFAS No. 109. The realization of this deferred tax benefit depends on the Company's ability to generate sufficient taxable income in the future (approximately $20 million). Approximately 80% of the Company's total temporary differences are expected to reverse in the next two years. As a result of the restructuring taken during FY 1994, the Company believes it is well positioned to take advantage of this tax benefit in the future.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to use all of the deferred tax benefit, the valuation allowance will be reduced through a credit to expense.

FINANCIAL CONDITION


WORKING CAPITAL

The ratio of current assets to current liabilities is 1.7 at April 30, 1994, up from 1.6 at January 31, 1994. Working capital increased, from $51.9 million to $54.4 million. The primary reason for the increase was an approximate $4.9 million decrease in other accrued expenses; primarily accrued restructuring expenses that were paid in Q1 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents provided by operating activities decreased from April 30, 1993 due to several factors. Accrued restructuring expenses were reduced by $3.3 million according to the restructuring plan discussed earlier. There was a deferred compensation payout of $1.7 million during Q1 1995 for which there was no comparable event in Q1 1994. These decreases were offset somewhat by a tightening of controls over inventory. In addition, the timing of sales in Q4 1993 was such that a large portion of the associated accounts receivable was collected in Q1 1994. The timing of sales in Q4 1994 was approximately the same as Q4 1993, however, the decrease in receivables in Q1 1995 was offset by higher international sales which have a longer recovery period. The stabilization in the growth of these assets has eliminated the large use of cash related to these assets.

Net cash and cash equivalents used in investing activities have decreased when compared to Q1 1994. This decrease is due primarily to the acquisition of Hoyer Medizintechnik, $6.6 million was paid in Q1 1994 and a final payment of $2 million was paid in Q1 1995.

Net cash and cash equivalents provided by financing activities have decreased when compared to Q1 1994. Short-term borrowing increased $2.6 million in Q1 1994 versus $.8 million in Q1 1995.

Long-term debt, excluding current maturities represents 28.0% of total capital (long-term debt plus stockholder's equity) at April 30, 1994, and 26.4% at January 31, 1994. At April 30, 1994, the Company had $35 million of unsecured bank lines-of-credit available, $28.4 million of which was used.


HEALTH CARE REFORM

In the United States, President Clinton has made clear his determination to reform this country's health care system. The two basic forces leading to reform are the desire to: (1) provide basic financial access (insurance coverage) to health care for all citizens, over 35 million of whom have only limited, if any, financial access today; and (2) contain health care expenditures, which now represent 14% of the economy and represent a sizable contributor to chronic federal and some state government deficits. The first desire, taken alone, would expand the health care system. The second desire, taken alone, would restrain the expansion of the health care system. What the balance will be between these two opposing desires remains to be seen. Clearly, it has proven easier over the years to expand financial access to health care than it has to contain health care spending. The Company would not be surprised if the same holds true in the future. In any event, the Company is devoted to developing respiratory products that make such significant contributions that they will continue to be necessary, not discretionary, parts of all developed health care systems.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


        a. Exhibits

           Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

        b. Reports on Form 8-K

           A Current Report on Form 8-K dated February 3, 1994 with respect to
           Item 2 relating to the acquisition of SEFAM S.A. was filed with the Securities and Exchange Commission ("SEC") by the Company. An amendment to that Current Report on Form 8-K/A dated March 31, 1994 was also filed with the SEC by the Company reporting that the financial statements required by Item 7(a) and (b) of Form 8-K were not required for the acquisition of SEFAM S.A. and would not be filed by the Company.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PURITAN-BENNETT CORPORATION
                                    ---------------------------
                                             Registrant



     Date: June 13, 1994   /s/ LEE A. ROBBINS
                           --------------------------------------------------
                           Lee A. Robbins, Vice President, Controller-Chief
                           Financial Officer

                                 EXHIBIT INDEX


Exhibits filed with Securities and Exchange Commission:

     (Number and description of exhibit)                          Page
                                                                  ----


(11) Statement re:  Computation of Per Share Earnings              14
                                                                  ----
(19) Puritan-Bennett Corporation First Quarter                     15
                                                                  ----
     Report, 1995