Form 10-Q
period 1994-07-31
PURITAN BENNETT CORP
filed 1994-09-13
CIK 81199

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                      For the period ended July 31, 1994
                                      OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                No


As of September 7, 1994, there were 12,524,965 shares of the Company's $1.00 par value common stock outstanding.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------


The unaudited condensed consolidated financial statements incorporated by reference to the Puritan-Bennett Corporation Second Quarter Report, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1994 are not necessarily indicative of the results that may be expected for the year ended January 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1. - Financial Statements.

Company or group of companies for which report is filed:

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES



Condensed Consolidated Statements of Operations (Unaudited) - Three months ended July 31, 1994 and 1993; and six months ended July 31, 1994 and 1993 (incorporated herein by reference to the Puritan-Bennett Corporation Second Quarter Report, 1995).


Condensed Consolidated Balance Sheets (Unaudited) - July 31, 1994 and January
     31, 1994 (incorporated herein by reference to the Puritan-Bennett Corporation Second Quarter Report, 1995).


Condensed Consolidated Statements of Cash Flows (Unaudited) - Six months ended
     July 31, 1994 and 1993 (incorporated herein by reference to the Puritan-Bennett Corporation Second Quarter Report, 1995).



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated financial statements at July 31, 1994, and for the three month and six month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



Note 1:  Long-term Debt

During the second quarter, the Company arranged through a private placement, $20 million, six-year final/four-year average maturity, unsecured promissory notes
at an interest rate of 7.57%.   This increase in long term debt violated a debt
covenant in  several of  the Company's debt agreements requiring senior funded
debt not to exceed 45% of net tangible assets.   Waivers were obtained  setting
the maximum allowable amount of senior funded debt to 50% of net tangible assets through October 31, 1994.

Proceeds from the notes were used to repay a portion of current notes payable. As a result, a shifting of liabilities from current to long term occurred curing, the default of the current ratio covenant (previously disclosed in the annual report to stockholders) agreed to under various long-term debt agreements. The Company must normally maintain a current ratio of 1.75, but the Company obtained a waiver to lower this ratio to 1.6 through January 31, 1995. The current ratio at July 31, 1994 was 2.35.

Waivers were obtained through January 1995 for other restrictions agreed to in
various long-term debt agreements.   As a result, payments of dividends and
purchases of  treasury stock are restricted to a maximum of  $1.7 million.
After January 31, 1995, the most restrictive restricted payment covenant returns to the sum of $4.5 million, 75% of net income and 100% of net losses since June
30, 1988.   The Company is in compliance with waiver requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended July 31, 1994, Compared to the Three and Six Months Ended July 31, 1993


RESULTS OF OPERATIONS

(All dollars in thousands except where noted)

NET SALES

Net sales volume for the quarter ended July 31, 1994, increased 7.8% compared to the quarter ended July 31, 1993, and 7.2% on a year-to-date basis. The following tables show sales volume for the significant markets in which the Company operates:

                                                  PERCENT
                              Q2 1995   Q2 1994    CHANGE
                              ----------------------------
Home Care Markets             $ 31,450  $ 27,054     16.2%
Hospital/Physician Markets      45,743    44,900      1.9%
Aviation Markets                 6,800     5,960     14.1%
                              --------  --------
      Total Net Sales         $ 83,993  $ 77,914      7.8%
                              ========  ========

                                                  PERCENT
                              YTD 1995  YTD 1994   CHANGE
                              ----------------------------
Home Care Markets             $ 60,782  $ 53,637     13.3%
Hospital/Physician Markets      90,079    87,692      2.7%
Aviation Markets                13,540    11,976     13.1%
                              --------  --------
      Total Net Sales         $164,401  $153,305      7.2%
                              ========  ========

Sales growth in the home care markets continues with revenues and orders up 16.2% and 28.1%, respectively, from Q2 last year and 13.3% and 20.8%, respectively on a year-to-date basis despite the late FY 1994 decision to exit the U.S. portable ventilator market. Two major clinical areas - home oxygen therapy and the diagnosis and treatment of adult sleep disorders contributed to this growth. As the size of the home oxygen therapy portion of this business continues to grow, the Company expects the rate of growth in the United States to slow but international growth to increase. The Company expects the diagnosis and treatment of adult sleep disorders to become an increasingly larger portion of its worldwide home care business. This new area is a relatively young and rapidly growing market.

Hospital/Physician sales have flattened as the U.S. hospital market for the 7200(R) Series ventilator remains sluggish; however, international demand has continued to grow. The level of interest in the Company's CliniVision(R) respiratory care management information system continues to expand and revenues are growing. CliniVision orders increased significantly in the second half of FY 1994 as hospitals increasingly focused on this system as a valuable solution to their cost-containment challenge and as the Company continued to enhance the CliniVision system. More than 100 systems have now been installed. In total, the Company expects the hospital/physician market revenues to be flat in FY 1995. The Company has resolved to improve the profitability of this part of its business within the context of lower revenue expectations than the Company has had in the past.

The aviation portion of the Company's business is experiencing growth in revenues and orders, up 13.1% and 12.7%, respectively on a year-to-date basis. Revenues were up 14.1% from second quarter levels last year; however, quarterly order comparisons are distorted as a result of significant Airborne Closed Circuit Television (ACCTV(TM)) orders received in the second quarter of FY94. The overall increase in the Company's aviation business is due in large part, although not entirely, to a growing interest in the offerings of the ACCTV operation.

While the Company expects revenue growth in Home Care and Aero Systems over second quarter levels, overall third quarter revenue could be flat to slightly up in comparison to second quarter revenue. Historically, third quarter incoming order rates have been slow followed by stronger order rates in the fourth quarter. This historical trend coupled with continuing stagnation in the U.S. market for the 7200 Series ventilator could offset the expected growth in Home Care and Aero Systems.


INTERNATIONAL SALES GROWTH

The following tables reflect the amount of sales and operating profits from the United States and foreign geographic segments:

                               NET SALES      PERCENT
                         Q2 1995    Q2 1994    CHANGE
                         -----------------------------
U.S. Operations          $ 65,480   $ 66,332     (1.3%)
Foreign Operations         18,513     11,582     59.8%
                         --------   --------
      Total Net Sales    $ 83,993   $ 77,914      7.8%
                         ========   ========

                               NET SALES      PERCENT
                         YTD 1995   YTD 1994   CHANGE
                         -----------------------------
U.S. Operations          $126,668   $129,679     (2.3%)
Foreign Operations         37,733     23,626     59.7%
                         --------   --------
      Total Net Sales    $164,401   $153,305      7.2%
                         ========   ========



                           OPERATING PROFIT     PERCENT
                          Q2 1995    Q2 1994    CHANGE
                          ------------------------------
U.S. Operations            $ 2,144    $2,628     (18.4%)
Foreign Operations           4,175      (252)  1,756.7%
                           -------    ------
      Total Net Profit     $ 6,319    $2,376     165.9%
                           =======    ======

                           OPERATING PROFIT    PERCENT
                          YTD 1995  YTD 1994    CHANGE
                           -------    ------   -------
U.S. Operations            $ 3,688    $4,261     (13.4%)
Foreign Operations           7,689     1,346     471.2%
                           -------    ------
      Total Net Profit     $11,377    $5,607     102.9%
                           =======    ======


The increase in foreign operations net sales and operating profit from Q2 1994 was primarily due to the addition of the SEFAM S.A. product line and a large increase in sales in Germany. The German operation was in a start-up environment during the comparable period of FY1994.

The following tables reflect sales by customer location:

                                  Q2 1995           Q2 1994
                              ----------------  ----------------
Customers Within the U.S.     $ 56,130   66.8%  $ 56,787   72.9%
Customers Outside the U.S.      27,863   33.2%    21,127   27.1%
                              --------  -----   --------  -----
     Total Net Sales          $ 83,993  100.0%  $ 77,914  100.0%
                              ========  ======  ========  =====


                                 YTD 1995          YTD 1994
                                 --------          --------
Customers Within the U.S.     $107,506   65.4%  $111,333   72.6%
Customers Outside the U.S.      56,895   34.6%    41,972   27.4%
                              --------  -----   --------  -----
     Total Net Sales          $164,401  100.0%  $153,305  100.0%
                              ========  =====   ========  =====

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

GROSS PROFIT

The gross profit percentage for Q2 1995 decreased .5% from Q2 1994 and 1.3% on a year-to-date basis. Gross profit was adversely affected by the higher costs associated with GMP compliance activities and by the continued weakness of the hospital market. These effects were partially offset by the purchase of SEFAM and Lit DuPont as well as the results of restructuring actions taken late in FY 1994.

                                                 PERCENT
                            Q2 1995    Q2 1994    CHANGE
                           ------------------------------
Gross Profit                $35,647    $33,395       6.7%
Gross Profit Percentage        42.4%      42.9%

                                                 PERCENT
                           YTD 1995   YTD 1994    CHANGE
                           ------------------------------
Gross Profit                $69,438    $66,613       4.2%
Gross Profit Percentage        42.2%      43.5%

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for Q2 1995 remained relatively stable from Q2 1994. An increase from the acquisition of SEFAM S.A. and its 80% owned Lit Dupont S.A. subsidiary, in late FY 1994, and increased GMP related compliance activities were offset by the results of restructuring actions taken in late FY 1994.

                                                      PERCENT
                                  Q2 1995   Q2 1994    CHANGE
                                  ----------------------------
Selling and Administrative Exp     $24,364   $24,315       .2%

                                                      PERCENT
                                  YTD 1995  YTD 1994   CHANGE
                                  -----------------------------
Selling and Administrative Exp     $48,282   $47,753      1.1%

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter and year-to-date have decreased approximately 26% over the prior comparable periods. The decrease resulted primarily from the elimination of the Intra-Arterial Blood Gas Monitoring product line. Research and development continues across all remaining product lines.

                                                     PERCENT
                                Q2 1995   Q2 1994    CHANGE
                                -----------------------------
Research and Development Exp      $4,964   $ 6,704    (26.0%)

                                                    PERCENT
                                YTD 1995  YTD 1994   CHANGE
                                -----------------------------
Research and Development Exp      $9,779   $13,253    (26.2%)

OTHER (INCOME) EXPENSE

Other income in Q2 1995 and the first six months of FY 1995 increased over the comparable periods of FY 1994 by $1,122 and $1,650, respectively. The increase is almost entirely attributable to foreign currency transaction gains. These gains arose from the weakening of the U.S. Dollar, the Company's functional currency, in the markets in which the Company is doing business.

                                    Q2 1995    Q2 1994
                                    ------------------
Other (Income) Expense              ($ 369)     $  753


                                    YTD 1995  YTD 1994
                                    ------------------
Other (Income) Expense              ($1,181)    $  469


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

            closed its Boulder, Colorado facility and transferred the manufacture of the portable ventilators made there to its ISO (International Standards Organization) 9002- certified facility in the Republic of Ireland;

            planned the shutdown and offered for sale the FOxS operation.

As of July 31, 1994, approximately $6.2 million remained in accrued liabilities representing expected severance, cancellation penalties, remaining facility lease payments, and other costs necessary to complete the restructuring plan in an orderly and effective manner. This amount is expected to be disbursed primarily in the third and fourth quarters of FY 1995. No buyer was found for the FOxS operation and the shutdown will be completed early in the third quarter.

PROVISION FOR INCOME TAXES

The Q2 1995 tax rate of 20.0% is less than the U.S. statutory rate of 35% due to a greater proportion of total income being taxed at the lower international
rate of 10%.   The Q2 1994 tax benefit was 42.7% due primarily to a $9.0 million
U.S. restructuring charge.

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



FINANCIAL CONDITION


WORKING CAPITAL

The ratio of current assets to current liabilities is 2.4 at July 31, 1994, up from 1.6 at January 31, 1994. Working capital increased, from $51.9 million to $79.2 million. The primary reasons for the increase include a $16.9 million decrease in notes payable as a result of new long-term notes completed late in Q2 1995 and an approximate $8.1 million decrease in other accrued expenses; primarily accrued restructuring expenses that were paid in Q1 and Q2 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents provided by operating activities decreased from July 31, 1993 due to several factors. Net income of $7,968 for year-to-date FY95 increased by approximately $13.8 million over the year-to-date loss for FY94. This increase in cash and cash equivalents was offset by a $14.9 million swing in restructuring charges. This swing was comprised of a $9.0 million increase in year-to-date 1994 accrued restructuring charges versus a $5.9 million reduction in this accrual in FY95. There was a $1.7 million payout from the deferred compensation plan in Q1 1995 for which there was no comparable event in FY 1994. The change in prepaid expenses and other current assets reflects a sale of marketable equity securities ($2.2 million) for which there was no comparable sale in FY 1994. The increase in accounts receivable is a reflection of higher sales volume as well as an increase in the proportion of non U.S. sales, which have a longer collection period than U.S. sales, to total sales (27.4% as of year-to-date 1994 versus 34.6% as of year-to-date 1995).

Net cash and cash equivalents used in investing activities have decreased when compared to year-to-date 1994. This decrease is due primarily to the acquisition of Hoyer Medizintechnik, $6.6 million was paid in Q1 1994 and a final payment of $2 million was paid in Q1 1995. An increase in proceeds from the sale of capital assets was offset by an increase in capital expenditures.

Net cash and cash equivalents provided by financing activities have increased when compared to year-to-date 1994. Short term notes payable have been reduced by $16.9 million in year-to-date 1995 versus a $2.7 million increase in the comparable FY 1994 period. This reduction was offset by a $20 million increase in long-term debt in year-to-date 1995. These events, combined with minimal stock repurchases in year-to-date 1995 resulted in a generation of $2.2 million from financing activities in year-to-date 1995 versus $.4 million in the same period of the prior fiscal year.

Long-term debt, excluding current maturities represents 35.3% of total capital (long-term debt plus stockholder's equity) at July 31, 1994, and 26.4% at January 31, 1994. At July 31, 1994, the Company had $35 million of unsecured bank lines-of-credit available, $10.7 million of which was used.



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

                    Independent Accountants' Review Report


The Board of Directors
Puritan-Bennett Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Puritan-Bennett Corporation and subsidiaries as of July 31, 1994, the condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, wich will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Puritan-Bennett Corporation as of January 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1994, we expressed an unqualified opinion. During the year ended January 31, 1994, the Company changed its method of accounting for income taxes, postretirement benefits and postemployment benefits. The information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       /s/  Ernst & Young LLP
                                                            ERNST & YOUNG LLP

September 12, 1994

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


      a.  Exhibits

          Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

      b.  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended July 31, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PURITAN-BENNETT CORPORATION
                                  Registrant


September 13, 1994                 /s/Lee A. Robbins
                                   -----------------
                                   Lee A. Robbins, Vice President,
                                   Controller-Chief Financial Officer
                                   (Principal Financial Officer,
                                   Chief Accounting Officer and
                                   duly authorized Officer to execute
                                   on behalf of registrant)

                                 EXHIBIT INDEX


Exhibits filed with Securities and Exchange Commission:

        (Number and description of exhibit)

(10a)   Pension Benefit Make Up Plan
(10b)   Second Amendment to the Supplemental Retirement Benefit Plan
(10c)   Employment Agreement Between the Company and
          John H. Morrow dated June 9, 1994
(10d)   Management Incentive Bonus Plan A
(10e)   Management Incentive Bonus Plan B
(11)    Statement re:  Computation of Per Share Earnings
(15)    Letter re: Unaudited Interim Financial Information
(19)    Puritan-Bennett Corporation Second Quarter
        Report, 1995
(27)    Financial Data Schedules