Form 10-Q
period 1994-10-31
PURITAN BENNETT CORP
filed 1994-12-14
CIK 81199

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                     For the period ended October 31, 1994
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

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

             Yes     X                                No


As of December 9, 1994, there were 12,556,811 shares of the Company's $1.00 par value common stock outstanding.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited condensed consolidated financial statements incorporated by reference to the Puritan-Bennett Corporation Third Quarter Report, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1994 are not necessarily indicative of the results that may be expected for the year ended January 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

                         PART I - FINANCIAL INFORMATION




Item 1. - Financial Statements.

Company or group of companies for which report is filed:

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES



Condensed Consolidated Statements of Operations (Unaudited) - Three months ended October 31, 1994 and 1993; and nine months ended October 31, 1994 and 1993 (incorporated herein by reference to the Puritan-Bennett Corporation Third Quarter Report, 1995).


Condensed Consolidated Balance Sheets (Unaudited) - October 31, 1994 and
    January 31, 1994 (incorporated herein by reference to the Puritan-Bennett Corporation Third Quarter Report, 1995).


Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended
    October 31, 1994 and 1993 (incorporated herein by reference to the Puritan-Bennett Corporation Third Quarter Report, 1995).





REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated financial statements at October 31, 1994, and for the three month and nine month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Cost Associated with Unsolicited Offers to Acquire Company's Stock

The Company recorded charges of $4.6 million for obligations associated with Thermo Electron Corporation's unsolicited tender offer. These obligations include investment banking fees, public relations expenses and legal fees. This accrual resulted in a loss of $.05 per share for the third quarter ending October 31, 1994. Without these charges, earnings per share for the quarter would have been $.31 per share.


The estimated investment banking fees ($4.1 million) were derived by a formula set forth in the contract between the Company and the investment banking firm. Components of this formula include the number of shares outstanding and the stock price at the time such fees become payable in full. The Company estimated the fee using the closing stock price as of October 31, 1994, which was $26.13 per share and is considered to be the best estimate at that time. Until such fees become payable in full, the Company will revise its estimate of such fees quarterly based upon the closing stock price and any other circumstances relevant to the contract as of the close of the reporting period. Legal fees and public relations expenses will continue to be based upon the costs of services actually rendered during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended October 31, 1994, Compared to the Three and Nine Months Ended October 31, 1993


RESULTS OF OPERATIONS

(All dollars in thousands except where noted)


NET SALES

Net sales volume for the quarter ended October 31, 1994, increased 10.8% compared to the quarter ended October 31, 1993, and 8.4% on a year-to-date basis. The following tables reflect sales volume for the markets in which the Company operates:

                                                                                                 PERCENT
                                                Q3 1995                   Q3 1994                 CHANGE
                                            ------------------------------------------------------------
Home Care Markets                           $    32,017              $     26,552                 20.6%
Hospital/Physician Markets                       42,943                    42,984                 (0.1)%
Aviation Markets                                  8,452                     5,741                 47.2%
                                            -----------              ------------
      Total Net Sales                       $    83,412              $     75,277                 10.8%
                                            ===========              ============

                                                                                                 PERCENT
                                              YTD 1995                 YTD 1994                   CHANGE
                                            ------------------------------------------------------------
Home Care Markets                           $    92,799              $     80,189                 15.7%
Hospital/Physician Markets                      133,022                   130,676                  1.8%
Aviation Markets                                 21,992                    17,717                 24.1%
                                            -----------              ------------
      Total Net Sales                       $   247,813              $    228,582                  8.4%
                                            ===========              ============



Sales growth in the home care markets continues with revenues and orders up 20.6% and 15.6%, respectively, from Q3 last year and 15.7% and 19.2%, respectively on a year-to-date basis. Two major clinical areas - home oxygen therapy and the diagnosis and treatment of adult sleep disorders - contributed to this growth. With respect to the first major clinical area, the Company believes it is already the worldwide leader. Moreover, the Company has been told by Homedco Group, Inc., one of the nation's leading providers of home respiratory services, that Puritan-Bennett will be selected as one of its endorsed vendors for home oxygen equipment. Homedco is in the process of upgrading its oxygen therapy technology to achieve significantly greater operational efficiencies. (While Homedco is one of the first to recognize and act upon this opportunity, the same opportunity is available to virtually all home oxygen therapy providers. A key element of the Company's homecare strategy is to help all home oxygen suppliers recognize and act upon such opportunity.) The Company also believes its home oxygen therapy product line is unusually well suited to help home oxygen suppliers benefit from such opportunity.
This announcement is the result of Homedco's formal bid process, and will be one of the largest purchases of oxygen therapy equipment in Homedco's history. The selection of Puritan-Bennett as an endorsed vendor is expected to have a significant impact on the home oxygen therapy portion of the Company's business over the next two years. In addition, Homedco said it would work with the Company to adapt Puritan-Bennett's CliniVision(R) Respiratory Care Management Information System to its needs for managing its home care patients services. Heretofore, CliniVision has been almost entirely a hospital market product.

With respect to the second major clinical area of its homecare product lines, the Company expects its relatively young business of diagnosing and treating adult sleep disorders to continue growing also. Recently published research clearly indicates that millions of adults in the U.S. suffer chronically from debilitating but treatable breathing disorders during sleep. The Company believes the prevalence of such disorders is also widespread in most developed nations. These disorders are only beginning to be recognized and understood by the medical community and the general population. Consequently, only a small fraction of people suffering from sleep disorders have been diagnosed and are being treated today. Therefore, while the market for such sleep products has grown rapidly in recent years, the Company believes that most of the market growth lies ahead. With the late January 1994 acquisition of SEFAM S.A., the Company believes it is among the top three in terms of worldwide market share.

While the Company believes it remains the worldwide leader in critical care ventilation, hospital/physician sales have flattened as the U.S. hospital market for the 7200(R) Series ventilator has declined; international demand has continued to grow, however. The level of interest in CliniVision continues to expand and revenues are growing as hospitals increasingly focus on this system as a valuable solution to their cost-containment challenge and as the Company continues to enhance the CliniVision system. More than 100 systems have now been installed. In total, the Company expects hospital/physician market revenues to be flat in FY 1995 and for moderate growth to resume in FY 1996 due to CliniVision and five ventilator system-related new products/product enhancements recently cleared by FDA for marketing in the U.S. and recently introduced internationally.

The aviation portion of the Company's business is experiencing growth in revenues and orders, up 24.1% and 26.6%, respectively, on a year-to-date basis. Revenues were up 47.2% from third quarter levels last year and orders were up 60.5%. The overall increase in the Company's aviation business is due in large part, although not entirely, to a growing interest in the offerings of Airborne Closed Circuit Television (ACCTV (TM)). These closed circuit television systems use video cameras to detect problems. Conditions such as fire, smoke and cargo movement can be detected in all lighting conditions. Additionally, exterior security as well as passenger entertainment systems are offered. Aside from ACCTV, the overall tone of the aviation industry market is showing signs of improvement from the depressed conditions of recent years.

INTERNATIONAL SALES GROWTH

The following tables reflect the amount of sales and operating profits from the United States and foreign geographic segments:

                                                    NET SALES                     PERCENT
                                           Q3 1995            Q3 1994             CHANGE
                                           ----------------------------------------------
U.S. Operations                            $66,978           $ 62,877               6.5%
Foreign Operations                          16,434             12,400              32.5%
                                           -------           --------
 Total Net Sales                           $83,412           $ 75,277              10.8%
                                           =======           ========


                                                    NET SALES                    PERCENT
                                          YTD 1995           YTD 1994             CHANGE
                                         -----------------------------------------------
U.S. Operations                          $ 193,645          $ 192,556               0.6%
Foreign Operations                          54,168             36,026              50.4%
                                         ---------          ---------
 Total Net Sales                         $ 247,813          $ 228,582               8.4%
                                         =========          =========


                                                 OPERATING PROFIT                 PERCENT
                                           Q3 1995            Q3 1994             CHANGE
                                           -----------------------------------------------
U.S. Operations                            $ 3,009            $ 3,333               (9.7)%
Foreign Operations                           2,721             (1,840)                __
                                           -------            -------
 Total Net Operating Profit                $ 5,730            $ 1,493              284.0%
                                           =======            =======


                                                OPERATING PROFIT                  PERCENT
                                          YTD 1995           YTD 1994             CHANGE
                                          -----------------------------------------------
U.S. Operations                           $  6,697           $ (1,420)                __
Foreign Operations                          10,410               (494)                __
                                          --------           --------
 Total Net Operating Profit               $ 17,107           $ (1,914)                __
                                          ========           ========



The increase in foreign operations net sales and operating profit from Q3 1994 was primarily due to the addition of the SEFAM S.A. product line and a large increase in sales in Germany. The German operation was in a start-up environment during the comparable period of FY 1994. This explanation as well as a Q2 FY 1994 restructuring charge of $9.0 million accounts for the dramatic increase in the year-to-date FY 1995 net operating profit.

The following tables reflect sales by customer location:

                                                    Q3 1995                           Q3 1994
                                          ----------------------------------------------------------
Customers Within the U.S.                 $ 56,517              67.8%           $ 53,337       70.9%
Customers Outside the U.S.                  26,895              32.2%             21,940       29.1%
                                          --------             -----            --------      -----
   Total Net Sales                        $ 83,412             100.0%           $ 75,277      100.0%
                                          ========             =====            ========      =====


                                                   YTD 1995                           YTD 1994
                                          ----------------------------------------------------------
Customers Within the U.S.                 $164,023              66.2%           $164,670       72.0%
Customers Outside the U.S.                  83,790              33.8%             63,912       28.0%
                                          --------             -----            --------      -----
   Total Net Sales                        $247,813             100.0%           $228,582      100.0%
                                          ========             =====            ========      =====



During the past decade, the Company's business profile has changed substantially from being predominantly a supplier of life-support capital equipment to the United States hospital market to becoming a major supplier to the homecare market. Homecare has been, and is expected to continue to be, the fastest growing part of the Company's business. Life-support products sold in the U.S. market will likely represent a smaller share of the Company's business in the future, a trend that may help lower the Company's risks.

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

GROSS PROFIT

The gross profit percentage for Q3 1995 decreased 0.6% from Q3 1994 and 1.0% on a year-to-date basis. Gross profit was adversely affected by the higher costs associated with FDA Good Manufacturing Practice (GMP) compliance activities and by the continued weakness of the U.S. hospital market. These effects were partially offset by the results of operations of SEFAM, acquired late in FY94, as well as the results of restructuring actions taken late in FY 1994.


                                                                                 PERCENT
                                           Q3 1995            Q3 1994             CHANGE
                                           ---------------------------------------------
Gross Profit                               $34,284            $31,367               9.3%
Gross Profit Percentage                      41.1%              41.7%

                                                                                 PERCENT
                                           YTD 1995           YTD 1994            CHANGE
                                           ---------------------------------------------
Gross Profit                              $103,722            $97,980               5.9%
Gross Profit Percentage                      41.9%              42.9%


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for Q3 1995 remained relatively stable from Q3 1994. An increase in such expenses resulting from the acquisition of SEFAM S.A. and its 80% owned Lit Dupont S.A. subsidiary, in late FY 1994, and increased GMP related compliance activities were offset by the results of restructuring actions taken in late FY 1994.

                                                                                 PERCENT
                                           Q3 1995            Q3 1994             CHANGE
                                           ---------------------------------------------
Selling and Administrative Exp.            $23,508            $23,721             (0.9)%

                                                                                 PERCENT
                                           YTD 1995           YTD 1994            CHANGE
                                           ---------------------------------------------
Selling and Administrative Exp.            $71,790            $71,474             0.4%

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter and year-to-date have decreased approximately 18% and 24%, respectively, over the prior comparable periods. The decreases resulted entirely from the elimination of the Intra-Arterial Blood Gas Monitoring product line. Research and development continues across all remaining product lines at levels the Company considers appropriate to provide long-term growth.

                                                                                 PERCENT
                                           Q3 1995            Q3 1994             CHANGE
                                           -----------------------------------------------
Research and Development Exp.               $5,046            $ 6,153              (18.0)%

                                                                                 PERCENT
                                           YTD 1995           YTD 1994            CHANGE
                                           -----------------------------------------------
Research and Development Exp.              $14,825            $19,406             (23.6)%


OTHER (INCOME) EXPENSE

Other income in the first nine months of FY 1995 increased over the comparable period of FY 1994 by $1,654. The increase is entirely attributable to foreign currency transaction gains in FY95 versus losses in FY94. These gains arose from the weakening of the U.S. Dollar, the Company's functional currency, in the markets in which the Company is doing business. Since October 31, 1994, the U.S. dollar has strengthened considerably. If the U.S. dollar remains at current levels, most of the foreign currency transaction gains realized in the first nine months are expected to reverse in the fourth quarter.

                                           Q3 1995            Q3 1994
                                           --------------------------
Other (Income) Expense                    $ (768)             $ (773)


                                           YTD 1995          YTD 1994
                                           --------------------------
Other (Income) Expense                    $(1,949)            $ (304)


INTEREST EXPENSE

Interest expense increased from Q3 1994 and YTD 1994 by $560 and $759, respectively. The increase is due to higher levels of debt in FY 1995 as well as an overall increase in the Company's average interest rate.


UNSOLICITED TAKEOVER OFFER

The Company recorded charges of $4.6 million for obligations associated with Thermo Electron Corporation's unsolicited tender offer. These obligations include investment banking fees, public relations expenses and legal fees. This accrual resulted in a loss of $.05 per share for the third quarter ending October 31, 1994. Without the charge, earnings per share for the quarter would have been $.31 per share. See Note 1 to the Condensed Consolidated Financial Statements.


RESTRUCTURING CHARGES

A number of market and regulatory developments converged to make FY 1994 a particularly challenging one for the Company as a whole. As a result, the Company took a number of major actions in FY 1994 to reposition itself for the future including:

        restructuring the hospital ventilator portion of its business;

        consolidating its aviation business to three facilities from four;

        closing its Boulder, Colorado facility and transferring the manufacture of the portable ventilators made there to its ISO (International Standards Organization) 9002 - certified facility in the Republic of Ireland and planning the shutdown of the FOxS operation and offering it for sale.

As of October 31, 1994, approximately $3.9 million remained in accrued liabilities representing expected severance, cancellation penalties, remaining facility lease payments, FOxS customer refunds and other costs necessary to complete the restructuring plan in an orderly and effective manner. This amount is expected to be disbursed primarily in the fourth quarter of FY 1995 with some carryover to the first and second quarters of FY 1996. No buyer was found for the FOxS operation and the shutdown was completed in the third quarter.


PROVISION FOR INCOME TAXES

The Q3 1995 tax provision was affected by a year to date increase in the annualized tax rate from 20% to 28% due to the interaction of the tax valuation allowance discussed below and the shift, caused by the $4.6 million charge for obligations associated with Thermo Electron Corporation's unsolicited tender offer, in the proportion of earnings generated domestically, which are normally taxed at the U.S. statutory rate of 35%, versus earnings generated internationally, which are normally taxed at the lower foreign statutory rates averaging 10%. The Q3 1994 tax rate was 32%. The year-to-date FY 1994 tax benefit was 54% due primarily to a $9.0 million U.S. restructuring charge.

The Company has a net deferred tax benefit of $27.8 million partially offset by a valuation allowance of $17.1 million as required by SFAS No. 109. The realization of the deferred tax benefit depends on the Company's ability to generate sufficient taxable income in the future. Approximately 80% of the Company's total temporary differences are expected to reverse in the next two years. As a result of the restructuring actions taken during FY 1994 and the expected continuing growth in future profitability, the Company believes it is well positioned to take advantage of this tax benefit in the future.

If the Company achieves sufficient profitability to use all of the deferred tax benefit, the valuation allowance will be reduced through a credit to expense. If the Company is unable to generate taxable income in the future, increases in the valuation allowance relative to the deferred tax benefit currently existing will be required through a charge to expense.


FINANCIAL CONDITION


WORKING CAPITAL

The ratio of current assets to current liabilities was 2.2 at October 31, 1994, up from 1.6 at January 31, 1994. Working capital increased, from $51.9 million to $76.7 million. The primary reasons for the increase include a $12.1 million decrease in notes payable as a result of the issuance of new long-term notes late in Q2 1995 and an approximate $10.4 million decrease in other accrued expenses, primarily accrued restructuring expenses that were paid in Q1, Q2 and Q3 1995, offset by a $4.6 million accrual for expenses associated with an unsolicited offer to acquire the Company's stock. In addition the Company's investment in accounts receivable and inventory grew $9.3 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents provided by operating activities decreased from October 31, 1993 due to several factors. Net income of $7,328 for year-to-date FY95 increased by approximately $12.4 million over the year-to-date loss for FY94. There was a $9.0 million increase in year-to-date FY 1994 for accrued restructuring charges versus no accrual in FY95. There was a $1.7 million payout from the deferred compensation plan in Q1 1995 for which there was no comparable event in FY 1994. The change in prepaid expenses and other current assets reflects a sale of marketable equity securities ($2.2 million) for which there was no comparable sale in FY 1994. The increase in accounts receivable is a reflection of higher sales volume as well as an increase in the proportion of non U.S. sales, which have a longer collection period than U.S. sales, to total sales (28.0% as of year-to-date FY 1994 versus 33.8% as of year-to-date FY
1995).

Net cash and cash equivalents used in investing activities have decreased when compared to year-to-date 1994. This decrease is due primarily to the acquisition of Hoyer Medizintechnik; $6.6 million was paid in Q1 1994 and a final payment of $2 million was paid in Q1 1995. An increase in proceeds from the sale of capital assets was offset by an increase in capital expenditures.

Net cash and cash equivalents provided by financing activities have increased when compared to year-to-date 1994. Short term notes payable have been reduced by $12.1 million in year-to-date 1995 versus an $8.3 million increase in the comparable FY 1994 period. This reduction was offset by a $20 million increase in long-term debt in year-to-date 1995. These events, combined with minimal stock repurchases in year-to-date 1995 resulted in a generation of $2.8 million from financing activities in year-to-date 1995 versus $.3 million in the same period of the prior fiscal year.

Long-term debt, excluding current maturities represents 33.9% of total capital (long-term debt plus stockholder's equity) at October 31, 1994, and 26.4% at January 31, 1994. At October 31, 1994, the Company had $35 million of unsecured bank lines-of-credit available, $15.5 million of which was used.

U.S. HEALTH CARE SYSTEM CHANGES

While broad-scale health care system reform was a major initiative of the Clinton Administration during its first two years, such broad reform does not now appear imminent. At the same time, the U.S. health care system is undergoing significant change in response to market forces. The principal change involves increasing utilization of various forms of managed care. Managed care trends are, in turn, causing hospitals to consolidate, restructure, and otherwise slow their rate of spending growth. The Company believes it is seeing the effects of such spending curtailment in its hospital capital equipment products - principally the 7200 Series Ventilatory System. The Company has not seen any significant adverse effects of managed care trends on its homecare business and homecare may, in fact, be benefiting from such trends due to its inherent cost-effectiveness relative to institutional care. However, the new Congress, with its Republican majority, is likely to emphasize further deficit reduction and there can be no assurance that homecare will not be adversely affected by deficit reduction-driven legislative changes to the Medicare and Medicaid programs.


SUPPLEMENTAL INFORMATION

In order to help stockholders better understand the economic dynamics and potential of the Company's business, the Company decided to begin providing supplemental information that sets forth its earnings before interest, taxes and other unusual charges (EBITOC) and revenues in its two principal components
- - Puritan and Bennett. Unusual charges include any historical restructuring or current Thermo Electron-related charges. The supplemental information also excludes discontinued product lines. Supplemental pro-forma information dollars are reported in thousands.

Puritan - Puritan includes the rapidly growing homecare product lines and certain hospital/physician products such as medical gases and gas-related equipment and spirometry. Aero Systems is also included because it shares one of the larger manufacturing facilities with the Puritan Group and is relatively small.

Puritan revenues for the first nine months grew to $159,391 from $136,263 on a FY95 to FY94 comparison, up 17%. Third quarter FY95 revenues were up 23% to $56,187 compared to $45,751 for third quarter of FY94. Puritan now accounts for about two-thirds of the Company's total revenues. Puritan revenues for FY94 were also up from FY93, $184,239 versus $167,763. The average annual growth for the five years ended January 31, 1994 was 15%. Within Puritan, homecare products have grown at rates considerably above the overall Puritan average.

Puritan EBITOC was $16,306 (10% of revenue) and $18,493 (14% of revenue) for the first nine months of FY95 and FY94, respectively. For the third quarter of this year, EBITOC was $5,995 (11% of revenue) versus $6,251 (14% of revenue) in the third quarter FY94. EBITOC was $22,939 (12% of revenue) and $24,740 (15% of revenue) in FY94 and FY93, respectively.

EBITOC has been higher in the recent past and, with continued revenue growth, is expected to return to higher levels next fiscal year. The Company undertook several major regulatory control and compliance initiatives in the latter part of FY94 and during FY95. These initiatives required considerable staffing and other resource additions as well as manufacturing process modifications, which temporarily increased costs faster than revenue growth. Puritan also experienced some resulting short-run operating disruptions and inefficiencies, which further increased costs. These operating disruptions have begun to diminish, and the adverse profitability effects of the costs associated with the considerable staffing and other resource additions in late FY94 and FY95 are expected to be covered by continuing rapid growth in Puritan revenues next fiscal year coupled with much slower cost growth. This combination of revenue growth and EBITOC growth as a percentage of Puritan revenues represents most of the Company's expected profitability growth next fiscal year.

Bennett - Bennett includes the Company's critical care ventilator business - a business that continues to represent an exceptional and long-standing customer franchise on a global basis - as well as the CliniVision product line in the U.S., and holter monitoring and portable ventilator product lines.

Since FY93, Bennett revenues have declined for several reasons including difficult market conditions, particularly in the U.S. hospital market, discontinuance of certain older products and accessories as a result of evolving regulatory standards, and the Company's withdrawal from the U.S. portable ventilator market. In addition, Bennett has also undertaken major regulatory control and compliance and new product development initiatives at significant cost. Third quarter FY95 and FY94 revenues were $27,225 and $28,838, respectively. For the first nine months of FY95 and FY94, revenues were $88,422 and $90,361, respectively. FY94 revenues were $122,751 and FY93 revenues were $131,279.

On a quarter-to-quarter comparison, Bennett EBITOC was $456 for the third quarter of FY95 versus a loss of $793 for the same period of FY94. EBITOC was $2,620 and $2,718 for the first nine months of FY95 and FY94, respectively (3% of revenues for both periods). For the twelve month periods, FY94 EBITOC was $14 compared to FY93 EBITOC of $11,803 (9% of revenue). Current and recent EBITOC is not close to where the Company believes it should and will be. The Company believes the recent poor profitability of Bennett will begin to reverse itself and revenues and margins will increase as a result of continued cost reductions as well as the continued growth of CliniVision and service revenue and several other positive developments. These developments include five new products/product enhancements recently cleared by FDA for marketing in the U.S. and recently introduced internationally. In addition, other important new products are being developed for introduction a little over a year from now. Because of U.S. market conditions and these important new product development initiatives, the Company's expectations for Bennett growth in revenues and improvement in EBITOC as a percentage of revenues for next fiscal year (FY96) are less than for Puritan. Bennett revenue and profitability growth expectations are much higher after FY96, however.

The Company is encouraged by the continued strong growth of Puritan and believes both Puritan and Bennett are well positioned to begin returning to higher levels of profitability. Puritan is growing rapidly and does not have so far to go to return to historical profitability levels. Consequently, the Company expects Puritan's return to historical profitability as a percentage of revenues to occur largely next fiscal year. Bennett, on the other hand, has not been growing rapidly and has farther to go to return to desired profitability levels. Key to doing so are additional new products under development coupled with maintaining the Company's strong direct sales and service distribution channels in North America and Europe, which are capable of handling more volume. Such distribution channels enable these and other new products to reach their full revenue and profitability potential. Therefore, the Company expects it may take somewhat longer for Bennett profitability as a percentage of revenues to reach desired levels.

The significant profitability growth expected next year from Puritan, the more moderate but still important profitability growth expected next year from Bennett, and the somewhat reduced interest expenses the Company expects to result from gradually lower borrowing levels all combine to give the Company confidence that its profitability for the fiscal year ending January 31, 1996, will grow significantly from current fiscal year levels, which profitability is, in turn, significantly higher than prior fiscal year levels. This does not include unusual charges such as the change in control-type charges recently incurred. The balance between revenue-led and cost reduction-led profitability growth plans for fiscal year 1996 will be determined more precisely by the end of this fiscal year.

                       (Letterhead of Ernst & Young LLP)


                     Independent Accountants' Review Report

The Board of Directors
Puritan-Bennett Corporation

We have reviewed the condensed consolidated balance sheet of Puritan-Bennett Corporation and subsidiaries as of October 31, 1994, the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 1994 and 1993 as presented in the accompanying exhibit. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Puritan-Bennett Corporation and subsidiaries as of January 31, 1994, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated March 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. During the year ended January 31, 1994, the Company changed its method of accounting for income taxes, postretirement benefits and postemployment benefits. In our opinion, the information set forth in the condensed consolidated balance sheet as of January 31, 1994, as presented in the accompanying exhibit, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                   /s/  Ernst & Young
                                                        Ernst & Young LLP

December 14, 1994

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

On October 7, 1994, a purported class action complaint entitled Kenneth Steiner
v. Puritan-Bennett Corp., Burton A. Dole, Jr., C. Phillip Larson, Jr., Andre
F. Marion, Thomas A. McDonnell, Daniel C. Weary, Frank P. Wilton, C.A. No. 13790 (the "Steiner Complaint"), was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court"), alleging, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders as a result of the defendants' adoption of a Rights Agreement dated on or about May 17, 1989 and the directors' refusal to properly consider Thermo Electron Corporation's initial proposal to acquire all outstanding shares at a price of $21 per share (see Item 5. for additional information regarding the tender offer). Among other things, the Steiner Complaint seeks an order directing the Company's directors to carry out their fiduciary duties to the Company's stockholders by cooperating fully with Thermo Electron Corporation or any other entity or person having a bona fide interest in proposing any extraordinary transactions with the Company, including a merger or acquisition of the Company, as well as damages and costs. On October 24 and 28, 1994, respectively, two purported class action complaints entitled Louise Kovacs v. Puritan-Bennett Corp., et al., C.A. No. 13828 (the "Kovacs Complaint"), and Charles Miller v. Puritan-Bennett Corporation, et al., C.A. No. 13839 (the "Miller Complaint"), were filed against the Company and its directors in the Chancery Court, alleging, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders as a result of the defendants' refusal to properly consider Thermo Electron Corporation's proposals to acquire all outstanding Shares. The material allegations and prayers for relief contained in each of these complaints are substantially similar to those contained in the Steiner Complaint filed earlier against the Company and its directors.

The director defendants believe that they have fulfilled their fiduciary duties to the Company and its shareholders and intend to continue to do so. The Company and the director defendants intend to defend these actions vigorously.

On November 28, 1994, counsel to plaintiffs in each of the Steiner, Kovacs and Miller actions filed an application in the Chancery Court requesting, among other things, that the court schedule a hearing on plaintiffs' motion for a preliminary injunction, which motion was filed on November 29, 1994. Plaintiffs' motion for a preliminary injunction seeks an order (i) compelling the defendants to meet with representatives of Thermo Electron Corporation to discuss the terms of the tender offer and (ii) declaring null and void certain provisions of the Executive Agreements, the Severance Agreements, the Indemnification Agreements and the Company's employee benefit plans and arrangements. On December 6, 1994, the Chancery Court issued a letter opinion in which the Chancery Court declined to schedule a hearing on plaintiff's motion. Citing the "substantial costs and disruption" to the defendants and the public of an expedited preliminary injunction proceeding, the Chancery Court found that the threatened "injury" alleged by the plaintiffs "is too speculative to warrant intervention at this time."

Item 5. Other Information.

On October 6, 1994, the Company received an unsolicited letter from Thermo Electron Corporation proposing to acquire all of the outstanding common stock of the Company in a merger transaction for $21 per share in cash. After receiving an opinion from its financial advisor, Smith Barney Inc., on October 10, 1994, the Company rejected Thermo Electron Corporation's unsolicited proposal to acquire the Company for $21 per share in cash as grossly inadequate and not in the best interests of the Company and its shareholders other than Thermo Electron Corporation. On October 12, 1994, Thermo Electron Corporation raised its bid to $24 per share in cash. On October 25, 1994, Thermo Electron Corporation launched a tender offer to acquire all of the outstanding shares of the Company's common stock for $24.50 per share in cash expiring on November 22, 1994, subject to a number of conditions. On November 7, 1994, after receiving an opinion from Smith Barney Inc., the Board of Directors of the Company unanimously determined that the unsolicited tender offer from Thermo Electron Corporation to acquire the Company for $24.50 per share in cash was not in the best interests of the Company and its stockholders. Accordingly, the Board recommended that stockholders reject the offer and not tender their shares to Thermo Electron Corporation. On November 23, 1994, Thermo Electron Corporation extended the tender offer to November 28, 1994 and then again to December 8, 1994. On December 9, 1994, Thermo Electron Corporation terminated its tender offer without purchasing any shares.


Item 6. Exhibits and Reports on Form 8-K.


             a.      Exhibits

                     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

             b.      Reports on Form 8-K

                     A Current Report on Form 8-K dated October 28, 1994, with respect to Item 5 relating to the Amendment Agreement amending the Company's Rights Agreement dated as of May 2, 1989, was filed with the Securities and Exchange Commission ("SEC") by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PURITAN-BENNETT CORPORATION
                                               Registrant


December 14, 1994                           /s/Lee A. Robbins
                                            Lee A. Robbins, Vice President,
                                            Controller-Chief Financial Officer
                                            (Principal Financial Officer,
                                            Chief Accounting Officer and
                                            duly authorized Officer to execute
                                            on behalf of registrant)

                                 EXHIBIT INDEX


Exhibits filed with Securities and Exchange Commission:

             (Number and description of exhibit)

(4) Amendment Agreement dated as of October 27, 1994, between the Company and UMB Bank, N.A., amending the Rights Agreement dated as of May 2,1989 included as Exhibit 4.1 in Form 8-K dated October 28, 1994 and incorporated herein by reference.

(10.1) Supplemental Agreement, dated November 7, 1994, between John H. Morrow and the Company.

(10.2) Executive Agreement, dated November 7, 1994, between Robert L. Doyle and the Company.

(10.3) Executive Agreement, dated November 7, 1994, between Thomas E. Jones and the Company.

(10.4) Executive Agreement, dated November 7, 1994, between Alexander R. Rankin and the Company.

(10.5) Executive Agreement, dated November 7, 1994, between David P. Niles and the Company.

(10.6) Severance Agreement, dated November 7, 1994, between Lee A. Robbins and the Company.

(10.7) Severance Agreement, dated November 7, 1994, between Derl S. Treff and the Company.

(10.8) First Amendment to Puritan-Bennett Corporation Management Incentive Bonus Plan A.

(10.9) First Amendment to Puritan-Bennett Corporation Management Incentive Bonus Plan B.

(10.10) First Amendment to the Restated Puritan-Bennett Deferred Compensation Plan.

(10.11) First Amendment to the Puritan-Bennett Supplemental Retirement Benefit Plan.

(10.12) Third Amendment to the Puritan-Bennett Supplemental Retirement Benefit Plan.

(10.13) First Amendment to the Puritan-Bennett Corporation Pension Benefit Make Up Plan.

(10.14) Amendment Adopted on November 6, 1994 to Puritan-Bennett 1988 Employee Stock Benefit Plan.

(10.15) Amendment Adopted on November 6, 1994 to the Puritan-Bennett Corporation Retirement Plan for Non-Employee Directors.

(10.16) SERP Agreement dated November 7, 1994, between Burton A. Dole, Jr. and the Company.

(10.17) SERP Agreement dated November 7, 1994, between John H. Morrow and the Company.

(11)         Statement re:  Computation of Per Share Earnings.

(15)         Letter re: Unaudited Interim Financial Information.

(19)         Puritan-Bennett Corporation Third Quarter Report, 1995.

(27)         Financial Data Schedules.