Form 10-K
period 1995-01-31
PURITAN BENNETT CORP
filed 1995-04-25
CIK 81199

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED JANUARY 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ___________ TO ___________
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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common stock, $1.00 par value
                               (TITLE OF CLASS)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates on March 29, 1995 was approximately $298,089,689. Such value was computed by reference to the reported last sales price of such stock on March 29, 1995.

          There were 12,617,553 shares of the Puritan-Bennett Corporation Common Stock, $1.00 par value, outstanding on March 29, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the annual stockholders' meeting to be held June 20, 1995 are incorporated by reference in Part III.

          Portions of the Annual Report to Stockholders for the fiscal year ending January 31, 1995 are incorporated by reference in Parts I and II.

PART I


ITEM 1. BUSINESS
- ----------------

GENERAL

  Puritan-Bennett Corporation (the "Company") was reincorporated in Delaware in August 1968. The Company is the successor to a business founded in 1913 that was incorporated in the State of Missouri and was a pioneer in the use of oxygen as a medicinal agent.

  The Company is primarily engaged in the development, manufacture and sale of products related to respiration. Such products are used in a wide variety of health care settings and on aircraft. The Company's intentions are global in scope; and it aspires to be the preeminent respiratory company in the world.

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

  The Company is organized in two main business lines. Bennett primarily covers the hospital market and includes the Company's worldwide critical care ventilator business, as well as the rapidly growing CliniVision(R) product line in the U.S., and the smaller holter monitoring and international portable ventilator product lines. Puritan includes nearly all of the rapidly growing home care product lines and certain complementary products such as medical gases and gas-related equipment and spirometry. Aero Systems is also included because it shares one of the Company's larger manufacturing facilities with the Puritan Group and is relatively small.

PRODUCTS AND RELATED MARKETS

BENNETT

  The Company's strategy in the hospital market has been to expand its historical leadership position by designing products that provide new modes of treatment and respond to the need of hospitals to enhance labor productivity while maintaining high standards of quality and reliability. Bennett's core business is critical care ventilation with the 7200(R) Series ventilator system (and its related options, accessories, repair parts and service) and the CliniVision respiratory care management information system. The ventilator sold to the hospital market is a microprocessor controlled ventilator. This ventilator is designed to ease the work of patient breathing and lessen patient discomfort. It automatically performs pulmonary function diagnostic tests and reduces therapists' time spent attending to patients and preparing the ventilators for patient use. The Company believes that respiratory care activities represent an important labor cost component of a hospital's operations and that its strategy is consistent with hospital cost-containment objectives. The Company is also designing its products as systems to allow for future enhancements through integration with existing or planned Company products.

  At $121 million in FY 1995, Bennett's revenues decreased 1% from FY 1994. However, after adjusting for the withdrawal from the U.S. portable ventilator market and the discontinuance of the Company's intra-arterial blood gas monitoring systems and some older products, Bennett revenues increased 7% over prior year levels. Bennett now has a cost structure that allows it to be profitable at the lower revenue levels the Company has been experiencing and increasingly profitable at the growing revenue levels that can be anticipated in the future. The Company also has an enviable resource with its worldwide distribution system consisting of a professional direct sales and service organization in many major markets and a distributor network elsewhere. The Company has a platform for the 7200 Series ventilator from which it can now offer an even wider range of features customers want. Additionally, the CliniVision respiratory care management information system is solving productivity problems for the Company's U.S. customers.

  During the first half of FY 1995, continued uncertainty over health care reform, as well as ongoing mergers and alliances of hospitals and hospital groups in response to managed care trends, caused the postponement of many capital purchases in the United States. As a result, orders for 7200 Series ventilators and for CliniVision systems were well below the Company's expectations. In contrast to prior years' experience, second half orders for ventilators surged 37% in the U.S. and 26% worldwide, enabling the Company to increase fourth quarter revenues and profitability while still rebuilding backlog. The Company believes that the stronger than normal second half, relative to the first half, was due to a combination of: (a) the partial release of pentup demand for replacement equipment after health care reform uncertainties abated; and (b) more importantly, the Company's new products and enhancements to the 7200 Series ventilator and CliniVision.

   Significant products within this business line include:

  7200 SERIES VENTILATORY SYSTEM: The primary respiratory care products purchased by hospitals are ventilators (sometimes called respirators) used to assist or manage respiration in a variety of acute care settings. The 7200 Series ventilator is also finding increasing use in so-called sub-acute care settings, where chronically ventilator-dependent patients who are otherwise stable, require sophisticated ventilation modes to improve the chances of weaning. The 7200 Series ventilator is sold in three basic configurations to cover the wide range of cost/performance applications, and is designed to protect the user's investment by providing upgrade paths to incorporate new options as they are developed by the Company. The Company remains the world leader in critical care ventilation.

  The Company has strong research and development programs related to critical care ventilation in both the U.S. and the Republic of Ireland, both of which have significant worldwide implications for FY 1997 and beyond. In October, the Company received FDA clearance for four new features for the 7200 Series ventilator system: a new simplified control panel, an improved digital communications interface, an improved flow triggering system and an automated measurement of lung hyperinflation. The Company also received clearance for a proprietary proportional solenoid valve, with improved performance and lower cost. These new features were shown to the Company's customers for the first time at the American Association of Respiratory Care (AARC) meeting in December 1994 and helped create a surge in orders in January 1995 both for new ventilators and for upgrades to the Company's large installed base. With these new products and the Company's strong research and development program, the company has long-term competitive strength, both in the U.S. and internationally, with products that reinforce one another.

  7250 METABOLIC MONITOR: The 7250 Metabolic Monitor, already introduced in some international markets, was released in the U.S. in late February 1995. Clearance from the Japanese Ministry of Health and Welfare was received about the same time.

  Metabolic monitoring is the measurement of oxygen (O2) consumption and carbon dioxide (CO2) production and is used to determine patient nutritional requirements and metabolic status. The 7250 Metabolic Monitor (PB 7250) measures a patient's inspired oxygen and carbon dioxide and compares these measurements with the patient's expired oxygen and carbon dioxide. From such measurements and the volume of inspired and expired gas, the monitor calculates oxygen consumption and carbon dioxide production. From these calculated parameters, the monitor can determine values used for deciding daily caloric intake needs.

  Metabolic monitoring, in general, is an important tool for detecting and monitoring conditions that can affect clinical outcome such as nutritional support, drug titration and respiratory muscle workload that can affect weaning from mechanical ventilation. Until the introduction of the PB 7250, metabolic monitoring required bulky equipment, provided only periodic measurements, had limited accuracy and usually required specialists to operate because of the difficulties of the measurements. The PB 7250 is integrated with the 7200 Series ventilator, is relatively simple to use and provides more accurate, continuous measurements of a patient's energy expenditure. The Company believes that the attributes of the PB 7250 will make it possible for metabolic monitoring to become even more useful in areas where patient stabilization is important (e.g., trauma) and in managing ventilator-dependent patients. In both cases, lower costs of care and improved patient outcomes are anticipated. Important in its own right, the PB 7250 also supports the position of the 7200 Series ventilator and vice versa on a worldwide basis.

  CLINIVISION: This personal computer-based patient care and respiratory therapy department management system integrates the patient data captured and processed by the 7200 Series ventilator, as well as other clinical data, into a management information system that can be used by respiratory therapy department directors and therapists to manage and monitor patient care and staffing requirements. Once interfaced to the host hospital information system, CliniVision electronically handles admitting, discharge, transfer, and order entry data, as well as transmitting billing and results reporting.

  The Company's customers are looking for ways to improve productivity in the face of increased cost-containment pressure. CliniVision is a valuable productivity tool and is finding increasing widespread acceptance in U.S. hospitals. During this past year, CliniVision orders and revenue grew 24% and 39%, respectively. CliniVision systems are now installed and operating in more than 110 hospitals.

  The Company introduced significant new enhancements to its systems communications and report generation features during FY 1994. RadioLink 3.0 allows users to transfer new work orders or work order changes to therapists while working in remote parts of the hospital. Introduced last year, the RadioLink product uses spread spectrum radio frequency (RF) transmission, adding cable-free data communication capabilities to the Clinivision system. With RadioLink 3.0, the Company has also added electronic mail, allowing supervisors to relay messages from any workstation to therapists on the floor. These new features allow hospitals to become more efficient in their delivery of patient care.

  The Company also released PhoneLink 2.0 during FY 1994. With this feature, therapists can download information from any phone, rather than needing to return to the hospital or office to transfer information. This allows the use of CliniVision in sub-acute, nursing home and home care locations as well as the traditional acute-care hospital.

  The new Management Reports 2.0 product produces over 50 management reports, providing each user a degree of customization in their documentation.

  New customers this year include the Company's first home care site which increases Puritan-Bennett's optimism of growing into the home care market segment. The Company implemented CliniVision's RadioLink product at one of the largest hospitals in the U.S. This hospital has 3.3 million square feet, over 35,000 inpatients, and over 1 million outpatients a year. Therapists are connected to the RadioLink wireless network in all clinical areas of the 1,527 bed facility.

  At the AARC meeting in December 1994, CliniVision "Lite" - an entry level, lower cost single workstation system that enables smaller hospitals to take advantage of productivity tools they need but without as substantial a capital outlay - was introduced. For CliniVision Lite customers, the Company provides a clear upgrade path for the future, which allows users to obtain the benefits of a full CliniVision system over time as their needs evolve and their funding permits.

  The Company anticipates that its total CliniVision business will continue to grow in FY 1996 and beyond. More importantly, this past year CliniVision became profitable and should contribute more significantly to earnings in FY 1996 and in subsequent years as the Company realizes the economic leverage of continued revenue growth. Finally, in the U.S. market CliniVision supports the leading position of the 7200 Series ventilator and vice versa.

  PORTABLE VENTILATORS: Portable ventilators are used by patients requiring breathing assistance as a result of neuromuscular disease, chronic obstructive pulmonary disease or spinal cord injury. These ventilators are compact in size and incorporate an internal battery for short-term emergency power outages. Portable ventilators are used at the patient's bedside, mounted on wheelchairs or in automobiles and airplanes. Portable ventilators offer a reduced cost alternative to hospital care for patients who can be discharged to their home or nursing home. The Company designs and manufactures the microprocessor-based Companion 2801 Portable Ventilator in the Republic of Ireland where it is marketed to customers outside the United States.

  PB 3300(TM) SYSTEM: A January 1994 consent decree affected the Company's intra-arterial blood gas monitoring systems requiring a cessation of shipments to customers until compliance with Good Manufacturing Practice (GMP) regulations was achieved. As a result, the Company ceased operations, addressed the GMP issues and offered the technology for sale. No buyer was found and the shutdown was completed in the third quarter of FY 1995.

PURITAN

  The Puritan line, with $215 million of revenues in FY 1995, includes nearly all of the Company's rapidly growing home care product lines as well as the complementary medical gas and gas-related equipment, and spirometry product lines. Aero Systems is also included because it shares one of the larger manufacturing facilities with the Puritan Group and is relatively small.

  The Company believes that both the domestic and international markets for non-hospital respiratory products are experiencing growth for a number of reasons including (i) growth in the population of individuals suffering from asthma, lung cancer and severe, chronic obstructive pulmonary diseases such as bronchitis and emphysema; (ii) technological innovations making care for respiratory patients at home possible; (iii) growing clinical evidence supporting the efficacy of various types of home respiratory care; and (iv) government cost-containment pressures encouraging a shift in the delivery of care from the hospital to lower cost alternate sites, particularly the home. As a result, patients suffering from a variety of severe, chronic respiratory conditions as well as patients requiring short-term respiratory therapy due to earlier hospital discharge are increasingly being cared for at home.

  The Company's principal home oxygen therapy products are oxygen concentrators and liquid oxygen systems, both of which are manufactured in the U.S. and the Republic of Ireland. The Company is now uniquely well positioned to supply the entire family of products aimed at helping its customers achieve cost reductions. For most ambulatory oxygen patients, the Company believes the most cost-effective solution consists of the following combination of products:

  OXYGEN CONCENTRATORS: Oxygen concentrators extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply, at home, and whose prescribed flow rates do not exceed five liters per minute. This product family includes an optional OCI(TM) indicator (Oxygen Concentration Indicator) that continuously monitors the oxygen percentage of the output of the oxygen concentrator, and the Companion(R) 492a and the 590 oxygen concentrator units. Worldwide, oxygen concentrator orders and sales grew by 9% and 6%, respectively, during FY 1995.

  By utilizing an oxygen concentrator at home, the patient reduces usage of systems that require refilling, which reduces trips by the home care provider. By supplying the OCI indicator option with the Companion 590, the home care provider is able to verify by phone that the concentrator is generating high oxygen concentrations, detect infrequent problems early before they become expensive ones and reduce trips for routine filter replacement. For these same reasons, the Company believes the Companion with OCI indicator is also the most cost-effective solution for most nonambulatory patients.

  LIQUID OXYGEN SYSTEMS: Liquid oxygen systems store oxygen at a very low temperature in liquid form, which is 860 times more concentrated than gaseous oxygen under high pressure. The stationary unit can be easily refilled at home and can be used to fill a portable device that permits greatly enhanced patient mobility. Orders and sales for liquid oxygen systems grew 10% during FY 1995.

  The Companion 550 ambulatory unit introduced during FY 1993 continued to grow during FY 1995 as a product for highly mobile patients. This unit utilizes a proprietary, pneumatic oxygen conserving device that requires no batteries and is significantly smaller and lighter than its predecessor, while providing essentially the same duration of use. In addition, it uses less oxygen for the same amount of ambulatory time, which in turn helps reduce the frequency of trips home care providers must make to refill the larger liquid oxygen containers from which patients refill their portable units.

  The Company recently established liquid oxygen system fabrication capabilities in the Republic of Ireland facility, where assembly and test capability already existed. The fabrication capabilities will increase the Company's total fabrication capacity to accommodate additional growth, enable the Company to serve customers in a more timely manner from both the Indianapolis and Ireland facilities and save freight and duty costs.

  COMPANION OR MARK "LOW LOSS" OXYGEN RESERVOIR: These units are designed to supply oxygen for long periods with reduced evaporation loss until patients are ready to refill their portable units for use outside the home. The low loss feature helps reduce even further the frequency of home care provider trips to refill them. The Mark Low Loss Reservoir is now available; the Companion Low Loss Reservoir is scheduled to be available in April 1995.

   The Puritan line products also include:

  SLEEP APNEA SYSTEMS: Adult sleep apnea, temporary cessation of breathing while asleep, affects millions of people in the U.S. and can become a virtually debilitating ailment. The Company began to realize meaningful results in late 1989 with the introduction of a proprietary, patented patient circuit - the Airway Delivery and Management System (ADAM) - used with the Company's Nasal Continuous Positive Airway Pressure (CPAP) System. A significant new product was developed in this field and introduced in the third quarter of 1991, the Companion 318 Nasal CPAP System. The Companion 318 is smaller than competitive products and offers additional diagnostic tools for sleep lab clinicians. In addition, its many features are aimed at providing the highest level of patient comfort. During the second quarter of FY 1994, the Company introduced the Companion(R) 320 I/E Bi-level(TM) Respiratory System for patients requiring higher respiratory pressures to overcome airway obstruction.

  Sleep disorder products are the most rapidly growing portion of the Company's home care business today. This trend is expected to continue into FY 1996. Accounting for about 21% of FY 1995 home care revenues, the Company's sleep products revenues grew 122%. The acquisition in January 1994 of SEFAM S.A., accounts for much of this growth.

  During the second quarter of FY 1993, the Company entered into an agreement with Biologic Systems Corp. granting the Company distribution rights in the U.S. to Bio-Logic's Sleepscan(R) computerized diagnostic system product line used by hospital sleep laboratories and home care providers. SEFAM also has diagnostic systems, principally, the Respisomnographe and the Minisommo, which the Company is considering adapting for the U.S. market. The Company jointly concluded with Bio-logic Systems Corp. that U.S. market economics do not permit an extra level in the distribution chain. Effective April 1, 1995, this relationship is not being renewed.

  The Company has active sleep disorders research and development programs in both the U.S. and France that are coordinated from a worldwide perspective. A number of new diagnostic and therapeutic products are scheduled for introduction in various markets throughout the coming year and beyond as regulatory clearances are received. In addition, some of the bi-level systems planned to be introduced in the future, subject to various regulatory clearances, can be used for noninvasive ventilation of patients who need long-term support but for less than 24 hours each day.

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

  MANUAL RESUSCITATORS: Portable, manually-powered, reusable resuscitators designed for use in emergency situations to provide lung ventilation to those individuals with impaired respiratory function have been marketed by the Company for some time with the versatile PMR(R) 2 being marketed since 1980. In October 1989, the Company introduced its Disposable Manual Resuscitator (DMR) as a cost-effective way to provide infection control on patients who require manual resuscitation.

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

  The Company now has 27 U.S. locations for transfilling and distributing medical gases. From these locations the Company also serves home care providers with bulk liquid oxygen. Three new locations were added in FY 1995 and other locations may be added in the future as opportunities become available. The Company's long standing involvement in the gas industry has also helped it develop international home care markets, where industrial gas companies represent important distribution channels.

  PB100 SPIROMETER: This small, hand held spirometer offers true portability. The patient data memory card and the rechargeable batteries allow testing of multiple patients at off-site locations. The base station is used for downloading patient information to a choice of printers along with the option of sending patient data to a computer. A disposable pneumotach eliminates cleaning and minimizes the risk of cross-infection for both patients and staff. Marketed under the name of Renaissance(R) Spirometry System, orders and shipments began for this product in December 1991. In February 1995, the Company introduced a new software feature for the Renaissance system that helps customers store, analyze and manage the growing amount of diagnostic data now available to them. The spirometry product line is manufactured in the Company's facility in the Republic of Ireland.

  AERO SYSTEMS: The Company is the primary supplier of chemical oxygen generators and passenger air valves for the Boeing 737, 757, 767 and 777 and for all current models of the European Airbus; oxygen distribution manifolds and air valves for the Boeing 747 and 777; passenger masks for the Boeing 777; oxygen systems for the Dutch Fokker 70 and 100, the German Dornier Do328, the British Aerospace 146 and the Canadian RJ. The Company also supplies passenger service units for the British Aerospace Jetstream 41 and the Swedish SAAB 2000. Market response to the Sweep-On 2000(R), inflatable harness crew mask, continues to be very strong with an increasing number of aircraft manufacturers selecting the equipment as standard equipment for various models of aircraft. The Company also supplies oxygen equipment and passenger service units for numerous aircraft in the commuter and business aircraft market.

  Airborne Closed Circuit Television (ACCTV(TM)), the small video systems business acquired in FY 1994, experienced significant growth and its first profitable year. The product provides remote viewing of internal and external areas of an aircraft both in visual and infrared light for aircraft safety purposes, as well as providing landscape camera views for passenger entertainment. The program for the drogue-chute deployment monitoring system for the McDonnell Douglas C-17 military transport is well underway with the delivery of systems for 23 aircraft. Various combinations of landscape viewing, and security and safety systems were installed in Boeing 747 and 767, Gulfstream IV, and several Airbus aircraft models. Interest in ACCTV products is very strong with many major airlines actively considering system installations on existing aircraft.

  Despite continued softness in the aviation market, FY 1995 orders increased 12% (to nearly $32 million) and revenues 31% (to nearly $31 million) over FY 1994 levels. Profitability also improved.

MARKETING AND SALES

  The Company's U.S. hospital sales and service organization consists of approximately 190 people who are responsible for marketing to approximately 5,000 acute care hospitals in the

United States. The Company has also established direct hospital sales organizations in Canada, England and Wales, Italy, France, and Germany.

  The Company also employs a direct sales force of over 40 people who sell to home care providers throughout the United States. Some of these sales representatives also are involved in the sale of medical gases and gas distribution/administration products. Additional sales personnel market medical gas and gas distribution/administration products only.

  The Company has targeted the international market as an important growth opportunity. During FY 1995, international business accounted for about 33.7% of the Company's total revenues. The Company conducts its sales in foreign countries through its headquarters in Kansas and international sales offices located in California, Canada, Great Britain, France, Hong Kong, Malaysia, Argentina, Australia, Italy, Finland, Germany, Taiwan and Puerto Rico. Direct sales organizations exist in Great Britain, Canada, France, Italy, and Germany. The home care delivery systems of many foreign countries are far less developed than in the U.S. The Company expects foreign countries to expand their home care delivery systems, in part because home care is more cost-effective than hospital care.

  In an effort to strengthen its development of its international business, the Company is positioning itself for further growth. Channels of distribution are presently being strengthened for significant, long-term growth opportunities in Mexico. The manufacturing operation the Company maintains in Tijuana continues to grow. In addition, during FY 1994, the Company acquired a hospital products distributor in Germany and in January 1994 acquired SEFAM S.A. and its 80% owned Lit Dupont subsidiary expanding the Company's international business.

  Foreign and export sales for fiscal years ending January 31, 1995, 1994 and 1993 totaled approximately $113,261,000, $86,702,000 and $94,185,000, respectively. These sales were not concentrated in a specific geographic area. (The information contained in Note 12 to the consolidated financial statements on pages 38 and 39 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995 is incorporated herein by reference.)

  A material part of the business of the Company is not dependent upon a single customer or a very few customers (no single customer accounts for 10% or more of consolidated sales), the loss of any one of which would not have a materially adverse effect on the Company.

  The Company's operations constitute one significant, reportable industry segment consisting predominantly of the design, manufacture, and distribution of specialized products related to respiration.

  Sales by the Company of classes of similar products which, for the last three fiscal years, contributed 10% or more of net sales are as follows:

  Bennett products accounted for approximately 36%, 35% and 39% of net sales for FY 1995, FY 1994 and FY 1993, respectively.

  Medical gas products accounted for approximately 12%, 13% and 12% of net sales for FY 1995, FY 1994 and FY 1993, respectively.

  Home care products accounted for approximately 37%, 36% and 31% of net sales for FY 1995, FY 1994 and FY 1993, respectively.

  Order back-log as of March 31, 1995 was approximately $79,148,000 compared to $78,452,000 for March 31, 1994. All back-log is expected to be shipped during FY 1996, with the exception of approximately $192,000 within the Aero product line.

  The Company is not subject to material seasonal fluctuations in business nor is any portion of the business subject to renegotiation of profits or termination of contracts at the election of the U.S. Government.

RAW MATERIALS

  Raw materials and supplies are purchased by the Company from such diverse industry sources as chemicals, machine components, plastic resins, electronics and private label products and a variety of original equipment manufacturers and suppliers. These materials have been readily available throughout the past year, and the Company has no reason to believe that it cannot continue to obtain such materials as needed. While the Company typically makes purchases pursuant to multi-year contracts, it does utilize single source suppliers for a limited number of specific component parts for its products. In addition, the Company itself produces components made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply.

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

RESEARCH AND DEVELOPMENT

  The Company expended approximately $19,978,000 in FY 1995, $24,887,000 in FY 1994 and $25,849,000 in FY 1993, on research and development activities. The decrease resulted entirely from the elimination of the intra-arterial blood gas monitoring product line. These amounts have been utilized to improve existing products, expand the applications of existing products, and develop new products. All of this activity is Company-sponsored.

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

  FDA can ban certain medical devices, detain or seize "adulterated or misbranded" medical devices and order repair, replacement or refund and require notification of health professionals and others, with regard to medical devices that present unreasonable risks of substantial harm to the public health. FDA also can order cessation of shipment and recall of a medical device by the manufacturer if there are serious adverse health consequences or death.

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

  In January 1994, the Company entered into a consent decree with FDA under which the Company agrees to maintain systems and procedures complying with FDA regulations in all of its device manufacturing facilities. Under the decree, domestic shipments of portable ventilator products and intra-arterial blood gas
(IABG) monitoring systems are suspended until FDA is satisfied with the Company's manufacturing practices for such products. Under certain circumstances, the consent decree permits export of such products.

  The Company has decided to discontinue U.S. portable ventilator manufacturing and is shifting production to Ireland to serve the international market. The Company also has discontinued IABG monitoring systems production.

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

OTHER INFORMATION

  On October 6, 1994, the Company received an unsolicited letter from Thermo Electron Corporation proposing to acquire all of the outstanding common stock of the Company in a merger transaction for $21 per share in cash. After receiving an opinion from its financial advisor, Smith Barney Inc., on October 10, 1994, the Company rejected Thermo Electron Corporation's unsolicited proposal to acquire the Company for $21 per share in cash as grossly inadequate and not in the best interests of the Company and its shareholders other than Thermo Electron Corporation. On October 12, 1994, Thermo Electron Corporation raised its bid to $24 per share in cash. On October 25, 1994, Thermo Electron Corporation launched a tender offer to acquire all of the outstanding shares of the Company's common stock for $24.50 per share in cash expiring on November 22, 1994, subject to a number of conditions. On November 7, 1994, after receiving an opinion from Smith Barney Inc., the Board of Directors of the Company unanimously determined that the unsolicited tender offer from Thermo Electron Corporation to acquire the Company for $24.50 per share in cash was not in the best interests of the Company and its stockholders. Accordingly, the Board recommended that stockholders reject the offer and not tender their shares to Thermo Electron Corporation. On November 23, 1994, Thermo Electron Corporation extended the tender offer to November 28, 1994 and then again to December 8, 1994. On December 9, 1994, Thermo Electron Corporation terminated its tender offer without purchasing any shares. See Item 3. Legal Proceedings.

  As of March 1, 1995, the Company employed approximately 2,700 employees worldwide.

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

  In April 1993, the Company acquired a German distributor (Hoyer
Medizintechnik) for $10.5 million. The information contained in Note 14 to the consolidated financial statements on page 40 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 is incorporated herein by reference.

  In late January 1994, the Company acquired a French supplier of diagnostic and therapeutic sleep products (SEFAM S.A.) for a total of $21.6 million of which $12.9 million was paid in cash, with the remainder paid through the issuance of 426,929 shares of the Company's common stock. The information contained in Note 14 to the consolidated financial statements on page 40 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 is incorporated herein by reference.

ITEM 2. PROPERTIES
- ------------------

  The Company's executive offices, occupying approximately 31,618 square feet, are located in Building No. 40, 9401 Indian Creek Parkway, Overland Park, Kansas, and are leased by the Company. Manufacturing and research facilities are located in Lenexa, Kansas; Fountain Valley and Carlsbad, California; Wilmington, Massachusetts; Indianapolis, Indiana; St. Louis, Missouri; Melbourne, Florida; Nancy and Lyon, France; Galway, Republic of Ireland and Tijuana, Mexico. The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.

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

  The Wilmington plant contains approximately 16,200 square feet, the Indianapolis facility contains approximately 68,400 square feet, the St. Louis facility contains approximately 70,000 square feet, the Lenexa facility contains approximately 25,400 square feet, the Melbourne facility contains approximately 21,000 square feet, the Tijuana, Mexico facility contains approximately 22,000 square feet and the Lyon, France facility contains approximately 28,600 square feet. All of these Company-leased facilities contain both manufacturing and office space with allocations for warehouse facilities. These leases will expire or be extended at varying dates between the present and June 2011.

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

  In fourth quarter fiscal year 1993, the Company entered into an agreement whereby it constructed an approximately 72,000 square foot, build-to-suit facility in the St. Louis area for its oxygen concentrator business. This leased facility, with an option to purchase, replaces a smaller leased facility in the same general area.

  The Company previously announced it had started planning for a facility suitable for its longer-term requirements in the Kansas City area. The Company is moving forward on obtaining the facility site funded by selling, as the market conditions permit, real estate and other assets that are no longer part of the Company's long-term plans such as the unused land in Lenexa, Kansas and Rancho Bernardo, California and the vacant El Segundo, California facility. However, the remainder of the project has been indefinitely postponed.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

  On October 7, 1994, a purported class action complaint entitled Kenneth Steiner v. Puritan-Bennett Corp., Burton A. Dole, Jr., C. Phillip Larson, Jr., Andre F. Marion, Thomas A. McDonnell, Daniel C. Weary, Frank P. Wilton, C.A. No. 13790 (the "Steiner Complaint"), was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court"), alleging, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders as a result of the defendants' adoption of a Rights Agreement dated on or about May 17, 1989 and the directors' refusal to properly consider Thermo Electron Corporation's initial proposal to acquire all outstanding shares of the Company's common stock. Among other things, the Steiner Complaint seeks an order directing the Company's directors to carry out their fiduciary duties to the Company's stockholders by cooperating fully with Thermo Electron Corporation or any other entity or person having a bona fide interest in proposing any extraordinary transactions with the Company, including a merger or acquisition of the Company, as well as damages and costs. On October 24 and 28, 1994, respectively, two purported class action complaints entitled Louise Kovacs v. Puritan-Bennett Corp., et al., C.A. No. 13828 (the "Kovacs Complaint"), and Charles Miller v. Puritan-Bennett Corporation, et al., C.A. No. 13839 (the "Miller Complaint"), were filed against the Company and its directors in the Chancery Court, alleging, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders as a result of the defendants' refusal to properly consider Thermo Electron Corporation's proposals to acquire all outstanding shares of the Company's common stock. The material allegations and prayers for relief contained in each of these complaints are substantially similar to those contained in the Steiner Complaint filed earlier against the Company and its directors. On or about December 5, 1994, the plaintiffs in each of the above actions filed a first amended and consolidated complaint which contains material allegations and a prayer for relief that are substantially similar to those contained in the above described complaints.

  On November 28, 1994, counsel to plaintiffs in each of the Steiner, Kovacs and Miller actions filed an application in the Chancery Court requesting, among other things, that the court schedule a hearing on plaintiffs' motion for a preliminary injunction, which motion was filed on November 29, 1994. Plaintiffs' motion for a preliminary injunction sought an order (i) compelling the defendants to meet with representatives of Thermo Electron Corporation to discuss the terms of the tender offer and (ii) declaring null and void certain provisions of certain executive agreements, severance agreements, indemnification agreements and the Company's employee benefit plans and arrangements. On December 6, 1994, the Chancery Court issued a letter opinion in which the Chancery Court declined to schedule a hearing on plaintiff's motion. Citing the "substantial costs and disruption" to the defendants and the public of an expedited preliminary injunction proceeding, the Chancery Court found that the threatened "injury" alleged by the plaintiffs "is too speculative to warrant intervention at this time."

  Since the Chancery Court's December 6, 1994 ruling, the parties have engaged in discovery. The director defendants believe that they have fulfilled their fiduciary duties to the Company and its shareholders and intend to continue to do so. The Company and the director defendants intend to defend these actions vigorously. See Other Information in Item 1.

  Except as described above, neither the Company nor any of its subsidiaries is involved in any material pending litigation other than ordinary routine proceedings incident to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

  There were no matters submitted to a vote of security holders during the fourth quarter ending January 31, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------

                                                                         Year
                                                                         First
          Name                        Office                      Age   Elected
        --------                    ----------                    ---   -------
Burton A. Dole Jr.      Chairman of the Board, President and
                          Chief Executive Officer                  57     1980
John H. Morrow          Executive Vice President and Chief
                          Operating Officer                        50     1979
Robert L. Doyle         Sr. Vice President, Marketing              52     1988
Thomas E. Jones         Sr. Vice President, General Manager
                          Puritan Group                            51     1989
Alexander R. Rankin     Sr. Vice President, General Manager
                          Bennett Group                            59     1993
Lee A. Robbins          Vice President, Chief Financial Officer
                           and Controller                          53     1985
Derl S. Treff           Treasurer and Assistant Secretary          52     1985
Daniel C. Weary         Secretary and Director                     67     1968

     The term of office of all executive officers is one year and extends until the next Annual Meeting of the Board of Directors, generally at the time of the Annual Meeting of Stockholders.

     The business experience of executive officers of the Company during the past five years is as follows:

Burton A. Dole Jr.  President, Chief Executive Officer and Director of Company
                    since 1980. Subsequently elected Chairman of the Board in 1986.

John H. Morrow      Vice President of Company since 1979. Executive Vice
                    President and Chief Operating Officer since 1989.

Robert L. Doyle     Vice President of Company since 1988. Senior Vice President since 1988.

Thomas E. Jones     General Manager of Lenexa Division through May 1989. Elected
                    Vice President in May 1989. Currently General Manager of
                    Puritan Group. Senior Vice President since April 1993.

Alexander R. Rankin Group Manufacturing Manager and General Manager of
                    Massachusetts Medical Manufacturing Operation for Hewlett-Packard Company Medical Products Group through March 1993. Elected Vice President, Bennett Group Manager as of April 1993. Senior Vice President since April 1995.

Lee A. Robbins      Corporate Controller of Company since December 1985. As of
                    July 1986, Chief Financial Officer. Elected Vice President in May 1990.

Derl S. Treff       Treasurer and Assistant Secretary of the Company since July
                    1985.

Daniel C. Weary     Secretary of Company since October 1968. Also partner in the law firm of Blackwell Sanders Matheny Weary and Lombardi
                    L.C. of Kansas City, Missouri.

                                    Part II
                                    -------

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
- ---------------------------------------------------------------------------

          The information in Note 8 to the consolidated financial statements on page 37 and information on pages 27 and 55 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 is incorporated herein by reference. During FY 1995 and FY 1994, the Company declared dividends of $.12 per share.

Item 6. Selected Financial Data.
- --------------------------------

          The information in the Ten-Year Summary on pages 22 and 23 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations.
- --------------

          The information in Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 42 through 52 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
- ----------------------------------------------------

          The consolidated financial statements, together with the report thereon of independent accountants, dated March 6, 1995, on pages 24 through 41 of the Puritan-Bennett Annual Report to Stockholders for FY 1995 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure.
- ---------------------

There are no changes or disagreements to report.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Company.
- ---------------------------------------------------------

          All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1995, except with respect to executive officers of the Company.

           The unnumbered item, "Executive Officers of the Company", following
Item 4, Part I is incorporated by reference.

Item 11. Executive Compensation.
- --------------------------------

          All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------

          All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1995.

Item 13. Certain Relationships and Related Transactions.
- --------------------------------------------------------

          All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1995.

Item 405. Compliance with Section 16(a) of the Exchange Act.
- -----------------------------------------------------------

          All information required by this item is incorporated herein by reference from the Company's proxy statement, which will be filed within 120 days of January 31, 1995.

                                    PART IV
                                    -------

Item 14. Exhibits. Financial Statement Schedules and Reports on Form 8-K.
- -------------------------------------------------------------------------

(a)    (1) and (2)--List of Financial Statements and Financial Statement
                    Schedules:

       The following consolidated financial statements of Puritan-Bennett Corporation and Subsidiaries, included in the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995, are incorporated by reference in Item 8.

Consolidated Balance Sheets - January 31, 1995 and 1994 (incorporated herein by reference to page 25 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995).

Consolidated Statements of Operations - Years ended January 31, 1995, 1994 and 1993 (incorporated herein by reference to page 26 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995).

Consolidated Statements of Stockholders' Equity - Years ended January 31, 1995, 1994 and 1993 (incorporated herein by reference to page 27 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995).

Consolidated Statements of Cash Flows - Years ended January 31, 1995, 1994 and 1993 (incorporated herein by reference to page 28 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995).

Notes to Consolidated Financial Statements - January 31, 1995 (incorporated herein by reference to pages 29 through 41 of the Puritan-Bennett Annual Report to Stockholders for fiscal year ending January 31, 1995).

The following Consolidated Financial Statement Schedules of the Puritan-Bennett Corporation and Subsidiaries are included in Item 14(d):

Schedule VIII - Valuation and Qualifying Accounts - Years ended January 31, 1995, 1994 and 1993.

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

     No Form 8-K was filed during the quarter ending January 31, 1995.

(c)  Exhibits
     --------

     The response to this portion of Item 14 is submitted as a separate section to this report.

(d)  Financial Statement Schedules
     -----------------------------

     The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES
- ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PURITAN-BENNETT CORPORATION
                                     -------------------------------
                                               (Registrant)


4/5/95                                   /s/ Burton A. Dole Jr.
                                         --------------------------
Date                                         Burton A. Dole Jr.
                                      Chairman of the Board, President
                                        and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Burton A. Dole Jr.          4/5/95   /s/ Daniel C. Weary             4/5/95
- --------------------------------------   --------------------------------------
         Burton A. Dole Jr.       Date               Daniel C. Weary       Date
       Chairman of the Board,                            Director
President and Chief Executive Officer
    (Principal Executive Officer)


/s/ Charles A. Duboc            4/5/95   /s/ Frank P. Wilton             4/5/95
- --------------------------------------   --------------------------------------
          Charles A. Duboc        Date              Frank P. Wilton        Date
              Director                                  Director


/s/ Lee A. Robbins              4/5/95
- --------------------------------------
          Lee A. Robbins          Date
  Vice President, Chief Financial
      Officer and Controller
 (Principal Financial Officer and
   Principal Accounting Officer)


                           SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS



- ----------------------------------------------------------------------------------------------------------------------------------
          COL.  A                      COL.  B                      COL.  C                        COL.  D            COL.  E
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                     --------------------------------------
        DESCRIPTION               Balance at Begin-        (1)                 (2)           Deductions-Describe   Balance at End
                                   ning of Period    Charged to Costs    Charged to Other                            of Period
                                                       and Expenses     Accounts - Describe
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1995:
  Allowances deducted from
  asset accounts:
Allowance for doubtful accounts       $1,760,966           663,885                  __            1,088,756(A)        $1,336,095
             Inventory reserves       $7,155,690         2,211,810           3,088,539(G)         2,609,904(B)        $9,846,135
               Deferred revenue       $9,961,795                __           3,939,454            3,006,054          $10,895,195(C)
                  Tax Valuation      $15,696,000         5,412,000                  __                   __          $21,108,000

Year Ended January 31, 1994:
  Allowances deducted from
  asset accounts:
Allowance for doubtful accounts         $645,590           928,658             408,868(E)           222,150(A)        $1,760,966
             Inventory reserves       $1,502,182         2,683,723           4,717,959(F)         1,748,174(B)        $7,155,690
               Deferred revenue       $5,531,088                __           5,774,744            1,344,037           $9,961,795(C)
                  Tax Valuation               $0        11,148,000           4,548,000(D)                __          $15,696,000

Year Ended January 31, 1993:
  Allowances deducted from
  asset accounts:
Allowance for doubtful accounts         $546,126           449,426                  __              349,962(A)          $645,590
             Inventory reserves       $3,026,118           995,415                  __            2,519,351(B)        $1,502,182
               Deferred revenue       $3,058,780                __           3,079,308              607,000           $5,531,088(C)


                           SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS - CONTINUED

(A)   Represents accounts written off, net of recoveries.
(B)   Represents inventory disposed of or otherwise written off.
(C)   Relates to extended warranty agreements offered by the company which are amortized over the life of the agreement with the related warranty costs charged to expense as incurred.
(D)   This amount was recorded in the cumulative effect at the date of adoption of SFAS 109.
(E)   Write-downs related to restructuring ($207,000) and the sale of the Company's home care services business in South Florida
      ($201,868).
(F)   Write-down related to restructuring.
(G)   Related to returned goods expensed through the FY 1994 restructuring charge.

                                 EXHIBIT INDEX

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
     (NUMBER AND DESCRIPTION OF EXHIBIT)

(2) (a) Stock Purchase Agreement dated December 14, 1993 included in Form 8-K dated January 28, 1994, and incorporated herein by reference.

(3) (a) Restated Certificate of Incorporation as amended on May 7, 1987, included in Annual Report for 1987 on Form 10-K and incorporated herein by reference.

     (b) Amendment of Certificate of Incorporation filed June 6, 1990 with the Delaware Secretary of State included in Form 10-Q for the Quarter ended June 30, 1990 and incorporated herein by reference.

     (c) By-laws adopted on July 31, 1991, included in Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference.

(4) (a) Shareholder Rights Agreement dated May 2, 1989, included in Form 8-K dated May 15, 1989 and incorporated herein by reference.

     (b) Amendment Agreement dated as of October 27, 1994, between the Company and UMB Bank, N.A., amending the Rights Agreement dated as of May 2, 1989, included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its Subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(10) (a)* Employment agreement - Burton A. Dole, Jr. included in the Annual Report for fiscal year 1994 on Form 10-K and incorporated herein by reference.

     (b)* 1979 Employee Stock Benefit Plan (as amended and restated through the eighth amendment) and the ninth amendment thereto included in the Annual Report for 1989 on Form 10-K and incorporated herein by reference.

     (c)* Management Incentive Compensation Plan A, as amended.

     (d)* (i) Supplemental Retirement Benefit Plan, included in the Annual Report for 1985 on Form 10-K and incorporated herein by reference.

        * (ii) Agreement dated August 13, 1993 between the Company and Burton A. Dole, Jr., included in the Annual Report for fiscal year 1994 on Form 10-K and incorporated herein by reference.

        * (iii) Agreement dated August 10, 1993, between the Company and John H. Morrow included in the Annual Report for fiscal year 1994 on Form 10-K and incorporated herein by reference.

        * (iv) First Amendment to the Puritan-Bennett Supplemental Retirement Benefit Plan included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

        * (v) Second Amendment to the Puritan-Bennett Supplemental Retirement Benefit Plan included in Form 10-Q for the Quarter ended July 31, 1994 and included herein by reference.

        * (vi) Third Amendment to the Puritan-Bennett Supplemental Retirement Benefit Plan included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

        * (vii) SERP Agreement dated November 7, 1994, between Burton A. Dole Jr. and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

        * (vii) SERP Agreement dated November 7, 1994, between John H. Morrow and the Company included in Form 10-Q for the Quarter ended
          October 31, 1994 and incorporated herein by reference.

     (e)* (i) Employment Agreement Between the Company and John H. Morrow dated June 9, 1994 included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

        * (ii) Supplemental Agreement dated November 7, 1994, between John H. Morrow and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (f)* (i) Restated Deferred Compensation Plan included in the Annual Report for fiscal year 1994 on Form 10-K and incorporated herein by reference.

        * (ii) First Amendment to the Restated Puritan-Bennett Deferred Compensation Plan included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (g)* (i) Amended and restated Retirement Plan for Non-Employee Directors included in Form 10-Q for the Quarter ended September 30, 1991, and incorporated herein by reference.

        * (ii) Amendment Adopted on November 6, 1994, to the Puritan-Bennett Corporation Retirement Plan for Non-Employee Directors included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (h)* (i) 1988 Employee Stock Benefit Plan, as amended, included in the Annual Report for fiscal year 1993 on Form 10-K and incorporated herein by reference.

        * (ii) Amendment Adopted on November 6, 1994, to Puritan-Bennett 1988 Employee Stock Benefit Plan included in Form 10-Q for the Quarter ended October 31, 1994, and incorporated herein by reference.

     (i)* Promissory note dated December 19, 1991, between the Company and Robert L. and Melanie M. Doyle included in the Annual Report for 1991 on Form 10-K and incorporated herein by reference.

     (j)* Promissory note dated June 21, 1993 between the Company and Alexander R. and Suzanne D. Rankin included in the Annual Report for 1994 on Form 10-K and incorporated herein by reference.

     (k)* Indemnification Agreement among the Company and its Directors included in the Annual Report for fiscal year 1994 on Form 10-K and incorporated herein by reference

     (l)* (i) Pension Benefit Make Up Plan included in Form 10-Q for the Quarter ended July 31, 1994 and incorporated herein by reference.

        * (ii) First Amendment to the Puritan-Bennett Corporation Pension Benefit Make Up Plan included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (m)* Executive Agreement, dated November 7, 1994, between Robert L. Doyle and the Company included in Form 10-Q for the Quarter ended
          October 31, 1994 and incorporated herein by reference.

     (n)* Executive Agreement, dated November 7, 1994, between Thomas E. Jones and the Company included in Form 10-Q for the Quarter ended
          October 31, 1994 and incorporated herein by reference.

     (o)* Executive Agreement, dated November 7, 1994, between Alexander R. Rankin and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (P)* Executive Agreement, dated November 7, 1994, between David P. Niles and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (q)* Severance Agreement, dated November 7, 1994, between Lee A. Robbins and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (r)* Severance Agreement, dated November 7, 1994, between Derl S. Treff and the Company included in Form 10-Q for the Quarter ended October 31, 1994 and incorporated herein by reference.

     (s) Lease of residential real estate dated August 30, 1994, between Robert Doyle and the Company.

(11) Statement re: Computation of Per Share Earnings.

(13) Excerpts of the Puritan-Bennett Corporation Annual Report to Stockholders for fiscal year ending January 31, 1995.

(21) Subsidiaries of the Company.

(23) Consent of Independent Accountants.

(27) Financial Data Schedule.

* Represents a management contract or compensatory plan or arrangement.

(All other exhibits are inapplicable)

          Copies of the above exhibits are available upon written request to the Stockholder Services Department, Puritan-Bennett Corporation, 9401 Indian Creek Parkway, Overland Park, Kansas 66210.