Form 10-Q
period 1995-04-30
PURITAN BENNETT CORP
filed 1995-06-13
CIK 81199

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the period ended April 30, 1995
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes     X               No

As of June 8, 1995, there were 12,822,379 shares of the Company's $1.00 par value common stock outstanding.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements incorporated by reference to the Puritan-Bennett Corporation First Quarter Report, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995, are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1995. The Company cannot predict the actual amounts of revenue and expense that it will recognize for the year ended January 31, 1996, or for any other future period. Nor can there be any assurance as to the levels of profitability, if any, that will be experienced in the year ended January 31, 1996, or in any other future period.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

Company or group of companies for which report is filed:

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited) - Three months ended April 30, 1995 and 1994 (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1996).

Condensed Consolidated Balance Sheets (Unaudited) - April 30, 1995 and January
     31, 1995 (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1996).

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended
     April 30, 1995 and 1994 (incorporated herein by reference to the Puritan-Bennett Corporation First Quarter Report, 1996).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - APRIL 30, 1995 COMPARED TO APRIL 30, 1994
All tables reflect dollars in millions.

NET SALES

   Net sales for the three months ended April 30, 1995 (FY 1996) increased 5% compared to the three months ended April 30, 1994 (FY 1995). Sales for Q1 1996 grew over 8% from Q1 1995 levels after adjusting for the late FY 1995 discontinuation of certain products and distribution agreements and after taking into account unusual non-recurring sales in Q1 1995. The following table reflects sales for the Company's primary business lines:

                                                                  Percent
                                       Q1 96         Q1 95        Change
                                       ----------------------------------
            Puritan                    $54.1         $50.3          7.6%
            Bennett                     30.4          30.1          1.0%
                                       -----         -----
               Total Net Sales         $84.5         $80.4          5.1%
                                       =====         =====

   The Puritan line includes nearly all of the Company's home care product lines as well as the complementary medical gas and gas-related equipment and spirometry product lines. Aero Systems is also included because it shares one of the Company's larger manufacturing facilities with the Puritan Group and is relatively small. Puritan's Q1 1996 revenues and orders were up 8% and 4%, respectively, from Q1 1995.

   Two major clinical areas, home oxygen therapy and the diagnosis and treatment of adult sleep disorders, contributed to the Puritan growth. With respect to the first major clinical area, the Company believes that the home oxygen therapy market will continue growing worldwide. With respect to the second major clinical area of its home care product lines, the Company expects the emerging field of diagnosing and treating adult sleep disorders to continue growing also. Recently published research indicates that millions of adults in the United States suffer chronically from debilitating but treatable breathing disorders during sleep. The Company believes the prevalence of such disorders is also widespread in most developed nations. These disorders are only beginning to be recognized and understood by the medical community and the general population. Consequently, only a small fraction of people suffering from sleep disorders have been diagnosed and are being treated today. Therefore, while the market for such sleep products has grown rapidly in recent years, the Company believes that most of the market growth lies ahead. With the late January 1994 acquisition of SEFAM S.A. (Nancy, France), the Company believes it has the second largest share of the therapeutic portion of the worldwide sleep market.

   The aviation portion of Puritan's revenue is up 22% from Q1 1995 while orders have remained relatively unchanged. The overall increase in the Company's aviation business is due in part to a growing interest in the offerings of Airborne Closed Circuit Television (ACCTV(TM)), the Airbus A330/A340 program and the Sweep-On 2000(R) inflatable harness crew masks.

   The Bennett line includes the Company's worldwide critical care ventilator business, as well as the CliniVision(R) product line in the United States. The small holter monitoring and international portable ventilator product lines are also included. Bennett's revenues for Q1 1996 were flat compared to Q1 1995. This is a result of the Company's decision to discontinue some older products. The Company believes it remains the worldwide leader in critical care ventilation. International demand, however, has continued to grow; nearly half of the revenues from these products now come from international markets. The level of interest in CliniVision continues to expand as hospitals increasingly focus on this system as a valuable solution to their cost-containment challenge and as the Company continues to enhance the CliniVision system.

INTERNATIONAL SALES AND PROFITABILITY
   The following tables reflect sales and operating profits from the Company's United States and foreign geographic segments:



                            Net Sales       Percent    Operating Profit    Percent
                          Q1 96    Q1 95    Change       Q1 96    Q1 95    Change
                          -------------------------    ---------------------------
U.S. Operations           $65.1    $61.2       6.4%       $4.0     $1.5        --
Foreign Operations         19.4     19.2       1.0%        4.9      3.5      40.0%
                          -----    -----                  ----     ----
 Total                    $84.5    $80.4       5.1%       $8.9     $5.0      78.0%
                          =====    =====                  ====     ====


   Operating profit for the Company, as a whole, increased significantly due to the FY 1995 restructuring and other cost-cutting initiatives.

   The following table reflects sales by customer location:



                                Net Sales       Percent of Sales
                              Q1 96    Q1 95    Q1 96      Q1 95
                              ----------------------------------
Customers Within the U.S.     $55.6    $51.4     65.8%     63.9%
Customers Outside the U.S.     28.9     29.0     34.2%     36.1%
                              -----    -----    ------    ------
 Total Net Sales              $84.5    $80.4    100.0%    100.0%
                              =====    =====    ======    ======

GROSS PROFIT
   The gross profit percentage for Q1 1996 improved from Q1 1995. This improvement is the result of restructuring actions taken late in FY 1995.


                                                        Percent
                                       Q1 96    Q1 95   Change
                                       ------------------------
Gross Profit                           $36.1    $33.8      6.8%
Gross Profit Percentage                 42.7%    42.0%      --


SELLING AND ADMINISTRATIVE EXPENSES

   Selling and administrative expenses for Q1 1996 decreased approximately 6% from Q1 1995. This decrease is a result of restructuring and other cost-cutting actions taken in late FY 1995.


                                                        Percent
                                       Q1 96    Q1 95   Change
                                       ------------------------
Selling and Administrative Expenses    $22.5    $23.9    (5.9)%


RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses for Q1 1996 decreased 2% from Q1 1995. The decrease is not significant. Research and development continues across all product lines at levels the Company considers appropriate to provide long-term growth.


                                                        Percent
                                       Q1 96    Q1 95   Change
                                       ------------------------
Research and Development Expenses      $ 4.7    $ 4.8    (2.1)%


COST-CUTTING INITIATIVES INCLUDING RESTRUCTURING

    As part of the Company's plan to enhance shareholder value, the Company implemented a strategic cost-cutting initiative in FY 1995 that is expected to lower overhead and other expenses while preserving growth potential. This plan included a restructuring for which charges of $2.7 million were recorded in FY 1995. The $2.7 million represents severance payments and other costs of implementing a near 6% reduction in workforce. In addition to the restructuring, the Company sold its airplane and reduced the matching contribution rate regarding its 401(k) plan. Operational changes resulting in significant freight savings, the scheduled phasing in of a new proportional solenoid valve for the 7200/R/ Series ventilator and the scheduled transfer of the spirometry product line to the Company's facility in Mexico from its facility in Ireland are also included in the Company's cost-cutting initiatives. The Company also recorded charges totaling $.7 million that represent non-restructuring actions associated with the cost-cutting initiative. These actions primarily include facility consolidations and a loss on the sale of the Company's airplane. The accrued liability associated with this initiative was approximately $.9 million at April 30, 1995. The Company expects to pay this amount out over Q2 and Q3 of FY 1996.

   As of April 30, 1995, approximately $1.2 million relative to the FY 1994 restructuring remained in accrued liabilities representing costs necessary to complete the restructuring plan in an orderly and effective manner. This amount is expected to be disbursed primarily over Q2 and Q3 of FY 1996.

OTHER EXPENSE (INCOME)

   Other expense in Q1 1996 increased from Q1 1995. Interest expense increased by $.4 million due to higher levels of debt in Q1 1996 as well as an overall increase in the Company's average interest rate. The Company recorded final charges of $.2 million for obligations associated with a FY 1995 unsolicited offer to acquire the Company. This charge was to adjust the final calculation of the investment banking fee. The Company recorded a gain on the sale of certain assets in the amount of approximately $.7 million in Q1 1995 versus a loss of approximately $.1 million in Q1 1996. This was offset in Q1 1996 by the effect of currency gains. The Company recorded currency gains of $.5 million in Q1 1996 versus a loss of $.1 million in Q1 1995. These transactions were included in Other Expense (Income), net.

                                                                  Percent
                                               Q1 96    Q1 95     Change
                                               --------------------------
Interest Income                                $ --        --        --
Interest Expense                                1.6       1.2      33.3%
Costs Associated With an Unsolicited Offer
 To Acquire the Company                          .2        --        --
Other Expense (Income), net                     (.4)      (.8)    (50.0)%
                                               ----      ----
 Total Other Expense (Income)                  $1.4      $ .4        --
                                               ====      ====


PROVISION FOR INCOME TAXES

   The FY 1996 effective tax rate is 15% versus a U.S. statutory rate of 34%. This lower rate is due primarily to the interaction of the tax valuation allowance discussed below and the proportion of earnings generated domestically versus internationally, which are taxed at foreign statutory rates averaging 12% in FY 1996. The FY 1995 effective tax benefit rate of 20% was due to non-deductible amortization combined with losses for which there was no current benefit.

   The Company has net deferred tax assets of $31.2 million partially offset by a valuation allowance of $21.1 million. The realization of the deferred tax benefit depends on the Company's ability to generate sufficient U.S. taxable income (approximately $20 million) in the future. Approximately 65% of the Company's total temporary differences are expected to reverse in the next two years. As a result of the restructuring actions taken during FY 1994 and FY 1995, the Company believes it is well positioned to take advantage of this tax benefit in the future.

   If the Company achieves sufficient profitability to use all of the deferred tax benefit, the valuation allowance will be reduced through a credit to expense. If the Company is unable to generate taxable income in the future, increases in the valuation allowance relative to the deferred tax benefit currently existing will be required through a charge to expense.

FINANCIAL CONDITION

WORKING CAPITAL

   The ratio of current assets to current liabilities was 2.2 as of April 30, 1995, up from 2.0 as of January 31, 1995. Working capital increased to $82.2 million from $73.6 million. The primary reasons for the increase included a $1.9 million increase in accounts receivable and a $4.6 million increase in inventory combined with a $3.4 million decrease in accounts payable. Inventory increased as a result of the Company's production requirements.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated an increase of $2.7 million in net income in Q1 1996 over Q1 1995. This additional net income was offset by an increase in accounts receivable of $1.9 million, which is a reflection of higher sales. Inventory balances also increased approximately $4.6 million due to a planned effort to raise levels of inventory to meet expected demand. In addition, a $1.9 million payout from the deferred compensation plan occurred in Q1 1995 for which there was no comparable event in Q1 1996.

   Net cash and cash equivalents used in investing activities decreased when compared to Q1 1995. This decrease was primarily due to the Q1 1995 final acquisition payment of $2 million for Hoyer Medizintechnik. The remaining decrease was the result of a decrease in capital expenditures offset by the sale of certain fixed assets during Q1 1995. Fiscal year 1996 capital expenditures are expected to increase relative to prior year levels as the Company continues to improve and replace existing facilities and other fixed assets as appropriate.

   Net cash and cash equivalents provided by financing activities have increased when compared to Q1 1995. This is a result of an increase in the number of employee stock options exercised.

   Long-term debt, excluding current maturities, represents 30.5% of long-term debt plus stockholders' equity at April 30, 1995, and 31.7% at January 31, 1995. At April 30, 1995, the Company had $35 million of unsecured bank lines-of-credit available, $18.7 million of which was used.

U.S. HEALTH CARE SYSTEM CHANGES

   The U.S. health care system is undergoing significant changes in response to market forces. The principal change involves increasing utilization of various forms of managed care. Managed care trends are, in turn, causing hospitals to consolidate, restructure, and otherwise slow their rate of spending growth. The Company believes it is seeing the effects of such spending curtailment in its hospital capital equipment products-principally the 7200 Series ventilatory system. The Company has not seen any significant adverse effects of managed care trends on its home care products business and home care may, in fact, be benefiting from such trends due to its inherent cost-effectiveness relative to institutional care. However, the Congress, with its Republican majority, is likely to further emphasize deficit reduction and there can be no assurance that home care will not be adversely affected by deficit reduction-driven legislative changes to the Medicare and Medicaid programs.


SUPPLEMENTAL INFORMATION

   In order to help stockholders better understand the Company's business, the Company is providing supplemental information that sets forth its revenues and earnings before interest, taxes and other unusual charges (EBITOC) in its two primary business lines - Puritan and Bennett. The information excludes charges related to an unsolicited offer to acquire the Company and the write down of certain non-operations related assets, but otherwise includes fully allocated corporate office expenses.

   PURITAN - Puritan includes the home care product lines and certain complementary products such as medical gases and gas-related equipment and spirometry. Aero Systems is also included because it shares one of the larger manufacturing facilities with the Puritan Group and is relatively small.


                 Q1 96    Q1 95    Q1 94
                 -----------------------

Revenue          $54.1    $50.3    $45.2
EBITOC           $ 5.8    $ 5.3    $ 7.0
% of Revenue      10.7%    10.5%    15.5%


   Puritan now accounts for about two-thirds of the Company's total revenues. The average annual growth for the five years ended April 30, 1995, was 14%. Within Puritan, home care product revenues have grown at rates considerably above the overall Puritan average.

   Puritan's EBITOC has been higher in the recent past and, with the recently implemented cost-cutting initiative, is expected to improve in FY 1996. Fiscal year 1995 was a year in which the Company placed a very high priority upon strengthening the operating systems and procedures of Puritan's research and manufacturing operations, most of which have grown very rapidly in recent years. This effort increases the Company's ability to continue growing in the future while maintaining control over the quality of its products during such growth. At the same time, however, this investment was not without initial higher costs and lost revenues, both of which compressed EBITOC as a percent of revenue. Part of this price involved disruptions as the Company installed new operating systems and procedures and moved into two larger facilities and expanded in a third. Such disruptions also prevented the Company from keeping pace with growing customer demand and caused some temporary loss of revenues. As of April 30, 1995, these investment measures resulted in rapid product delivery in all of the Company's home care product lines.

   BENNETT - Bennett includes the Company's critical care ventilator business, as well as the rapidly growing CliniVision product line in the U.S., and the small holter monitoring and international portable ventilator product lines.


                 Q1 96    Q1 95   Q1 94
                 ----------------------
Revenue          $30.4    $30.1   $29.6
EBITOC           $ 3.4    $  .5   $(5.2)
% of Revenue      11.2%     1.7%    --


   Since FY 1993, Bennett has faced difficult market conditions, particularly in the U.S. hospital market, resulting in the discontinuation of certain older products and accessories and the Company's withdrawal from the U.S. portable ventilator market. In addition, Bennett has also undertaken major initiatives at significant costs to strengthen the operating systems and procedures of its research and manufacturing operations.

   Bennett's EBITOC as a percent of revenues improved dramatically in Q1 1996 over Q1 1995. Profitability is expected to improve in FY 1996 as a result of recent cost-cutting actions and revenue growth is expected as a result of a number of new products and product enhancements recently introduced internationally and cleared for introduction in the United States.

   TOTAL COMPANY - The Company is encouraged by the continued growth of Puritan and believes both Puritan and Bennett are well positioned to begin returning to and sustaining higher levels of revenue growth and profitability. Key elements to increasing profitability are additional new products under development coupled with maintaining the Company's strong direct sales and service distribution channels in North America and Europe, which are capable of handling more volume. The Company expects it may take somewhat longer for Bennett profitability as a percentage of revenues to reach desired levels.


                 Q1 96    Q1 95   Q1 94
                 ----------------------
Revenue          $84.5    $80.4   $74.8
EBITOC           $ 9.2    $ 5.8   $ 1.8
% of Revenue      10.9%     7.2%    2.4%


                          PART II - OTHER INFORMATION


Item 5. Other Information.

On May 21, 1995, Nellcor Incorporated, a Delaware corporation ("Nellcor"), Puritan-Bennett Corporation, a Delaware corporation ("Puritan-Bennett"), and Puma Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Nellcor ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of Sub with and into Puritan-Bennett. Under the terms of the Merger Agreement, Puritan-Bennett stockholders will receive
0.88 shares of Nellcor common stock for each outstanding share of Puritan-Bennett common stock held by them. The merger is intended to qualify as a tax-free reorganization and a pooling-of-interests for accounting and financial reporting purposes, and is subject to certain conditions, including the approval of the respective stockholders of Nellcor and Puritan-Bennett.


Item 6.  Exhibits and Reports on Form 8-K.


         a.  Exhibits

             Exhibits required by Item 601 of Regulation S-K are listed in the
             Exhibit Index which is incorporated herein by reference.

         b.  Reports on Form 8-K

             A Current Report on Form 8-K dated May 23, 1995, with respect to
             Item 5 relating to the joint press release of Nellcor Incorporated and Puritan-Bennett Corporation dated May 22, 1995, with respect to the proposed merger, was filed with the Securities and Exchange Commission ("SEC") by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PURITAN-BENNETT CORPORATION
                                Registrant


June 9, 1995                     /s/ Lee A. Robbins
                                 ------------------
                                 Lee A. Robbins, Vice President,
                                 Controller-Chief Financial Officer
                                 (Principal Financial Officer,
                                 Chief Accounting Officer and
                                 duly authorized Officer to execute
                                 on behalf of registrant)

                                 EXHIBIT INDEX


Exhibits filed with Securities and Exchange Commission:

        (Number and description of exhibit)

(11)    Statement re:  Computation of Per Share Earnings.


(19)    Puritan-Bennett Corporation First Quarter
        Report, 1996.

(27)    Financial Data Schedule.

Statement Regarding Computation
Of Per Share Earnings

                                                                   Quarter Ending
                                                                      April 30
                                                             --------------------------
                                                                1995           1994
                                                             -----------    -----------
Primary
Weighted average shares outstanding at end of period          12,618,451     12,432,109
Assuming exercise of options reduced by the number of
 shares which could have been purchased with the
 proceeds from exercise                                           66,147         56,340
                                                             -----------    -----------
Shares outstanding for computation of per share earnings      12,684,598     12,488,449
                                                             ===========    ===========
Net income                                                   $ 6,377,000    $ 3,724,000
                                                             ===========    ===========
Primary earnings per share                                         $0.50          $0.30
                                                             ===========    ===========

Fully Diluted
Weighted average shares outstanding at end of period          12,618,451     12,432,109
Assuming exercise of options reduced by the number of
 shares which could have been purchased with the
 proceeds from exercise                                          129,266         66,766
                                                             -----------    -----------
Shares outstanding for computation of per share earnings      12,747,717     12,498,875
                                                             ===========    ===========
Net income                                                   $ 6,377,000    $ 3,724,000
                                                             ===========    ===========
Fully diluted earnings per share                                   $0.50          $0.30
                                                             ===========    ===========

Reported Earnings Per Share
Based on weighted average shares at the end of the period          $0.51          $0.30
                                                             ===========    ===========

The company does not meet the 3% dilution test contained in Accounting Principles Board Opinion #15, therefore disclosure of diluted earnings per share on the face of the income statements is not required.

FY 1996 FIRST QUARTER REPORT

LETTER TO OUR STOCKHOLDERS

   We are providing you this First Quarter Report in a new format in a continuing effort to deliver timely information at less expense. We hope you will be pleased with our efforts.

   The Company reported record earnings of $6,377,000 or $.51 per share (up 70%) on revenues of $84,493,000 (up 5%) for the first quarter ending April 30, 1995. A final charge of $.2 million for obligations associated with Thermo Electron Corp.'s unsolicited tender offer should bring this matter to a close financially. Without this charge, earnings per share for the quarter would have been $.52, up 73% over the same period last year.

   The Company is pleased with the results, which demonstrates that the previously announced cost reduction program is very much on track. Profitability was well balanced as earnings before interest and taxes were in the 10% to 11% of revenues range for both the Puritan and Bennett lines.

   During May, the Company launched an important new liquid oxygen system product and related marketing program that are part of a larger strategy to help providers of home oxygen therapy reduce their total costs significantly by substituting the Company's equipment for their direct labor, distribution, and oxygen costs. This strategy is discussed at some length in the Company's FY 1995 Annual Report and is expected to benefit both the Company's liquid oxygen system and oxygen concentrator businesses.

   In addition, the Company has a large number of sleep disorder products scheduled for U.S. and international market introduction beginning this month and continuing throughout the remainder of the year. With a productive R&D program in place and a busy new product introduction schedule both this year and next, the Company looks for faster revenue growth ahead.



                                                 /s/ Burton A. Dole Jr.

                                                 Burton A. Dole Jr.
                                                 Chairman, President and
May 12, 1995                                     Chief Executive Officer






INCOMING ORDERS, NET SALES ($ MILLIONS) AND NET INCOME (LOSS) PER SHARE
- --------------------------------------------------------------------------------

                                             FY 1995                FY 1996
                               -----------------------------------  -------
                               Apr.30   July 31   Oct. 31   Jan.31  Apr. 30
                               ------   -------   -------   ------  -------
PURITAN   - Orders              $52.1     $55.7     $53.6    $54.4    $54.2
            Net Sales            50.3      52.9      56.2     55.4     54.1

BENNETT   - Orders               28.0      26.5      29.4     37.7     27.3
            Net Sales            30.1      31.1      27.2     32.8     30.4

TOTAL     - Orders              $80.1     $82.2     $83.0    $92.1    $81.5
            Net Sales            80.4      84.0      83.4     88.2     84.5

BACKLOG INCREASE
(DECREASE)                      $(0.3)    $(1.8)    $(0.4)   $ 3.9    $(3.0)

NET INCOME (LOSS) PER SHARE     $ .30     $ .34     $(.05)   $ .08    $ .51

- --------------------------------------------------------------------------------

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

Dollars in thousands, except per share data

                                                   THREE MONTHS ENDED
                                                        APRIL 30
                                                   1995          1994
                                                -------------------------
Net Sales                                       $    84,493   $    80,408
Cost of Goods Sold                                   48,424        46,617
                                                -----------   -----------
 Gross Profit                                        36,069        33,791
Selling and Administrative Expense                   22,508        23,918
Research and Development Expense                      4,669         4,815
                                                -----------   -----------

 Operating Profit                                     8,892         5,058
Interest Expense                                      1,616         1,216
Costs Associated with an Unsolicited Offer
 to Acquire the Company                                 200            --
Other Expense (Income), net                            (427)         (812)
                                                -----------   -----------
 Income Before Income Taxes                           7,503         4,654
Provision for Income Taxes                            1,126           930
                                                -----------   -----------
Net Income                                            6,377         3,724
                                                ===========   ===========

Weighted-Average Shares Outstanding              12,618,451    12,432,109
Net Income Per Common Share                     $       .51   $       .30
                                                ===========   ===========
Dividends Declared Per Share                    $       .03   $       .03
                                                ===========   ===========


PURITAN-BENNETT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
Dollars in thousands, except per share data

                                                             APRIL 30  January 31
                                                               1995       1995
                                                             --------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                $  1,162   $  2,802
    Trade notes and accounts receivable, net                   75,907     73,346
    Inventories:
       Finished goods                                          21,906     18,714
       Work in process                                          5,887      5,746
       Raw materials and supplies                              38,771     37,369
                                                             --------   --------
                                                               66,564     61,829
       Less excess FIFO cost over LIFO cost                    (4,450)     4,288
                                                             --------   --------
                                                               62,114     57,541
    Prepaid expenses and other                                  4,141      4,416
    Deferred income tax benefits                                6,610      6,628
                                                             --------   --------
       Total current assets                                   149,934    144,733
  Plant and Equipment                                         171,814    171,140
    Less accumulated depreciation and amortization             80,511     78,780
                                                             --------   --------
                                                               91,303     92,360
  Other Assets, net                                            36,415     36,042
                                                             --------   --------
Total Assets                                                 $277,652   $273,135
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                            $ 18,700   $ 18,004
    Trade accounts payable                                     13,198     16,619
    Employee compensation, payroll taxes and withholdings       7,452      8,575
    Accrued self-insurance expenses                             1,239        950
    Other accrued expenses                                     13,625     14,589
    Dividends payable                                             379        377
    Income taxes payable                                        3,654      2,520
    Current maturities of long-term debt                        9,533      9,527
                                                             --------   --------
      Total current liabilities                                67,780     71,161
  Long-Term Debt, less current maturities                      54,573     54,492
  Deferred Compensation and Pensions                           20,352     19,303
  Deferred Revenue                                             10,775     10,895

  Stockholders' Equity:
    Common stock, par value $1.00 per share--authorized
      30,000,000 shares; issued and outstanding, 12,634,401
      shares in April and 12,581,412 shares in January         12,634     12,581
    Additional paid-in capital                                 38,469     37,629
    Retained earnings                                          74,319     68,322
    Deferred stock awards                                      (1,250)    (1,248)
                                                             --------   --------
      Total Stockholders' Equity                              124,172    117,284
                                                             --------   --------
Total Liabilities and Stockholders' Equity                   $277,652   $273,135
                                                             ========   ========

PURITAN-BENNETT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
Dollars in thousands

                                                                          THREE MONTHS ENDED
                                                                               APRIL 30
                                                                            1995       1994
                                                                          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                            $ 6,376    $ 3,724
    Adjustments to reconcile net income to net cash and cash
      equivalents provided by operating activities:
        Depreciation and amortization                                       3,873      3,567
        Deferred income tax benefit                                            18         --
        Restructuring charges                                                  --     (3,307)
        Deferred compensation and pensions                                  1,047     (1,033)
        Provision for losses on accounts receivable                            38         43
        Gain on disposition of assets                                        (220)      (462)
        Shares issued to employee benefit plans                               439        710
        Foreign currency transaction (gain)/loss                             (519)        77

    Change in operating assets and liabilities:
        Trade notes and accounts receivable                                (1,905)       497
        Inventories                                                        (4,573)    (1,619)
        Prepaid expenses                                                      288      1,937
        Other assets                                                         (244)       691
        Trade accounts payable and accrued expenses                        (5,482)    (1,001)
        Federal and state income taxes payable/receivable                   1,134      1,471
        Deferred revenue                                                     (122)       136
                                                                          -------    -------
        Net Cash and Cash Equivalents Provided by Operating Activities        148      5,431

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of capital assets                                      796      2,073
    Capital expenditures                                                   (3,278)    (5,868)
    Purchases of intangible assets                                           (102)       (32)
    Acquisitions, net of cash acquired                                         --     (2,000)
                                                                          -------    -------
        Net Cash and Cash Equivalents Used in Investing Activities         (2,584)    (5,827)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of notes payable                                                 700        753
    Payments on long-term debt                                                (70)       (46)
    Dividends paid to stockholders                                           (377)      (372)
    Stock options exercised                                                   345         15
                                                                          -------    -------
        Net Cash and Cash Equivalents Provided by Financing Activities        598        350
Effect of Exchange Rate Changes on Cash and Cash Equivalents                  198        (21)
                                                                          -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents                       (1,640)       (67)
Cash and Cash Equivalents at the Beginning of the Year                      2,802        713
                                                                          -------    -------
Cash and Cash Equivalents at the End of the Period                        $ 1,162    $   646
                                                                          =======    =======



                           9401 INDIAN CREEK PARKWAY
                            OVERLAND PARK, KS 66210
                            TELEPHONE: 913-661-0444
                               FAX: 913-661-0234